Form 10-Q
period 2013-12-31
Direxion Shares ETF Trust II
filed 2014-05-15
CIK 1496646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to                     .

Commission file number: 001-36392

DIREXION SHARES ETF TRUST II

(Exact name of registrant as specified in its charter)

Delaware	27-6710917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Avenue of the Americas (6th Ave,), 35th Floor

New York, New York 10019

(Address of principal executive offices) (Zip code)

(866) 476-7523

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Statements of Assets and Liabilities (Unaudited)

	Direxion Daily Gold Bull 3X Shares	Direxion Daily Gold Bear 3X Shares
	December 31, 2013	December 31, 2013
Assets:
Cash	$1,000	$1,000

Total assets	1,000	1,000

Liabilities:
Total liabilities	—	—

Net Assets	$1,000	$1,000

Net Assets Consist Of:
Capital stock	1,000	1,000

Total Net Assets	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000
Shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00

	Direxion Daily Silver Bull 3X Shares	Direxion Daily Silver Bear 3X Shares
	December 31, 2013	December 31, 2013
Assets:
Cash	$1,000	$1,000

Total assets	1,000	1,000

Liabilities:
Total liabilities	—	—

Net Assets	$1,000	$1,000

Net Assets Consist Of:
Capital stock	1,000	1,000

Total Net Assets	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000
Shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00

The accompanying notes are an integral part of these financial statements.

Statements of Assets and Liabilities (Unaudited)

	Direxion Daily Japanese Yen Bull 3X Shares	Direxion Daily Japanese Yen Bear 3X Shares
	December 31, 2013	December 31, 2013
Assets:
Cash	$1,000	$1,000

Total assets	1,000	1,000
Liabilities:
Total liabilities	—	—

Net Assets	$1,000	$1,000

Net Assets Consist Of:
Capital stock	1,000	1,000

Total Net Assets	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000
Shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00

	Direxion Daily Dollar Bull 3X Shares	Direxion Daily Dollar Bear 3X Shares
	December 31, 2013	December 31, 2013
Assets:
Cash	$1,000	$1,000

Total assets	1,000	1,000

Liabilities:
Total liabilities	—	—

Net Assets	$1,000	$1,000

Net Assets Consist Of:
Capital stock	1,000	1,000

Total Net Assets	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000
Shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00

The accompanying notes are an integral part of these financial statements.

Statements of Assets and Liabilities (Unaudited)

	Direxion Daily Euro Bull 3X Shares	Direxion Daily Euro Bear 3X Shares
	December 31, 2013	December 31, 2013
Assets:
Cash	$1,000	$1,000

Total assets	1,000	1,000

Liabilities:
Total liabilities	—	—

Net Assets	$1,000	$1,000

Net Assets Consist Of:
Capital stock	1,000	1,000

Total Net Assets	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000
Shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00

	Direxion Daily Gold Bear 1X Shares	Direxion Daily Silver Bear 1X Shares
	December 31, 2013	December 31, 2013
Assets:
Cash	$1,000	$1,000

Total assets	1,000	1,000

Liabilities:
Total liabilities	—	—

Net Assets	$1,000	$1,000

Net Assets Consist Of:
Capital stock	1,000	1,000

Total Net Assets	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000
Shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II

Combined Statements of Assets and Liabilities (Unaudited)

December 31, 2013
Assets:
Cash	$12,000

Total assets	12,000

Liabilities:
Total liabilities	—

Net Assets	$12,000

Net Assets Consist Of:
Capital stock	12,000

Total Net Assets	$12,000

Calculation of Net Asset Value Per Share:
Net assets	$12,000
Shares outstanding (unlimited shares of beneficial interest authorized, no par value)	300

The accompanying notes are an integral part of these financial statements.

Statements of Operations (Unaudited)

	Direxion Daily Gold Bull 3X Shares(a)	Direxion Daily Gold Bear 3X Shares(a)
	Period from December 23, 2013(b) to December 31, 2013	Period from December 23, 2013(b) to December 31, 2013
Investment Income:
Total investment income	—	—

Expenses:
Total expenses	—	—

Net investment income (loss)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	—	—

	—	—

Change in net unrealized appreciation (depreciation) on:
Futures	—	—

	—	—

Net realized and unrealized gain (loss) on investments	—	—

Net increase (decrease) in net assets resulting from operations	$—	$—

	Direxion Daily Silver Bull 3X Shares(a)	Direxion Daily Silver Bear 3X Shares(a)
	Period from December 23, 2013(b) to December 31, 2013	Period from December 23, 2013(b) to December 31, 2013
Investment Income:
Total investment income	—	—

Expenses:
Total expenses	—	—

Net investment income (loss)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	—	—

	—	—

Change in net unrealized appreciation (depreciation) on:
Futures	—	—

	—	—

Net realized and unrealized gain (loss) on investments	—	—

Net increase (decrease) in net assets resulting from operations	$—	$—

(a)	The Fund had not commenced operations as of December 31, 2013.
(b)	Effective date of registration statement.

The accompanying notes are an integral part of these financial statements.

Statements of Operations (Unaudited)

	Direxion Daily Japanese Yen Bull 3X Shares(a)	Direxion Daily Japanese Yen Bear 3X Shares(a)
	Period from December 23, 2013(b) to December 31, 2013	Period from December 23, 2013(b) to December 31, 2013
Investment Income:
Total investment income	—	—

Expenses:
Total expenses	—	—

Net investment income (loss)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	—	—

	—	—

Change in net unrealized appreciation (depreciation) on:
Futures	—	—

	—	—

Net realized and unrealized gain (loss) on investments	—	—

Net increase (decrease) in net assets resulting from operations	$—	$—

	Direxion Daily Dollar Bull 3X Shares(a)	Direxion Daily Dollar Bear 3X Shares(a)
	Period from December 23, 2013(b) to December 31, 2013	Period from December 23, 2013(b) to December 31, 2013
Investment Income:
Total investment income	—	—

Expenses:
Total expenses	—	—

Net investment income (loss)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	—	—

	—	—

Change in net unrealized appreciation (depreciation) on:
Futures	—	—

	—	—

Net realized and unrealized gain (loss) on investments	—	—

Net increase (decrease) in net assets resulting from operations	$—	$—

(a)	The Fund had not commenced operations as of December 31, 2013.
(b)	Effective date of registration statement.

The accompanying notes are an integral part of these financial statements.

Statements of Operations (Unaudited)

	Direxion Daily Euro Bull 3X Shares(a)	Direxion Daily Euro Bear 3X Shares(a)
	Period from December 23, 2013(b) to December 31, 2013	Period from December 23, 2013(b) to December 31, 2013
Investment Income:
Total investment income	—	—

Expenses:
Total expenses	—	—

Net investment income (loss)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	—	—

	—	—

Change in net unrealized appreciation (depreciation) on:
Futures	—	—

	—	—

Net realized and unrealized gain (loss) on investments	—	—

Net increase (decrease) in net assets resulting from operations	$—	$—

	Direxion Daily Gold Bear 1X Shares(a)	Direxion Daily Silver Bear 1X Shares(a)
	Period from December 23, 2013(b) to December 31, 2013	Period from December 23, 2013(b) to December 31, 2013
Investment Income:
Total investment income	—	—

Expenses:
Total expenses	—	—

Net investment income (loss)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	—	—

	—	—

Change in net unrealized appreciation (depreciation) on:
Futures	—	—

	—	—

Net realized and unrealized gain (loss) on investments	—	—

Net increase (decrease) in net assets resulting from operations	$—	$—

(a)	The Fund had not commenced operations as of December 31, 2013.
(b)	Effective date of registration statement.

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II(a)

Combined Statements of Operations (Unaudited)

Period from December 23, 2013(b) to December 31, 2013
Investment Income:
Total investment income	—

Expenses:
Total expenses	—

Net investment income (loss)	—

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures	—

—

Change in net unrealized appreciation (depreciation) on:
Futures	—

—

Net realized and unrealized gain (loss) on investments	—

Net increase (decrease) in net assets resulting from operations	$—

(a)	The Funds had not commenced operations as of December 31, 2013.
(b)	Effective date of the registration statement.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Net Assets (Unaudited)

	Direxion Daily Gold Bull 3X Shares	Direxion Daily Gold Bear 3X Shares
	Period from December 23, 2013(a) to December 31, 2013	Period from December 23, 2013(a) to December 31, 2013
Increase (Decrease) in net assets from:
Operations:
Net increase (decrease) in net assets resulting from operations	—	—

Distributions to shareholders:
Total distributions to shareholders	—	—

Capital share transactions:
Total increase (decrease) in net assets from capital share transactions	—	—

Total increase (decrease) in net assets	—	—

Net assets:
Beginning of period	1,000	1,000

End of period	$1,000	$1,000

	Direxion Daily Silver Bull 3X Shares	Direxion Daily Silver Bear 3X Shares
	Period from December 23, 2013(a) to December 31, 2013	Period from December 23, 2013(a) to December 31, 2013
Increase (Decrease) in net assets from:
Operations:
Net increase (decrease) in net assets resulting from operations	—	—

Distributions to shareholders:
Total distributions to shareholders	—	—

Capital share transactions:
Total increase (decrease) in net assets from capital share transactions	—	—

Total increase (decrease) in net assets	—	—

Net assets:
Beginning of period	1,000	1,000

End of period	$1,000	$1,000

(a)	Effective date of the registration statement.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Net Assets (Unaudited)

	Direxion Daily Japanese Yen Bull 3X Shares	Direxion Daily Japanese Yen Bear 3X Shares
	Period from December 23, 2013(a) to December 31, 2013	Period from December 23, 2013(a) to December 31, 2013
Increase (Decrease) in net assets from:
Operations:
Net increase (decrease) in net assets resulting from operations	—	—

Distributions to shareholders:
Total distributions to shareholders	—	—

Capital share transactions:
Total increase (decrease) in net assets from capital share transactions	—	—

Total increase (decrease) in net assets	—	—

Net assets:
Beginning of period	1,000	1,000

End of period	$1,000	$1,000

	Direxion Daily Dollar Bull 3X Shares	Direxion Daily Dollar Bear 3X Shares
	Period from December 23, 2013(a) to December 31, 2013	Period from December 23, 2013(a) to December 31, 2013
Increase (Decrease) in net assets from:
Operations:
Net increase (decrease) in net assets resulting from operations	—	—

Distributions to shareholders:
Total distributions to shareholders	—	—

Capital share transactions:
Total increase (decrease) in net assets from capital share transactions	—	—

Total increase (decrease) in net assets	—	—

Net assets:
Beginning of period	1,000	1,000

End of period	$1,000	$1,000

(a)	Effective date of the registration statement.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Net Assets (Unaudited)

	Direxion Daily Euro Bull 3X Shares	Direxion Daily Euro Bear 3X Shares
	Period from December 23, 2013(a) to December 31, 2013	Period from December 23, 2013(a) to December 31, 2013
Increase (Decrease) in net assets from:
Operations:
Net increase (decrease) in net assets resulting from operations	—	—

Distributions to shareholders:
Total distributions to shareholders	—	—

Capital share transactions:
Total increase (decrease) in net assets from capital share transactions	—	—

Total increase (decrease) in net assets	—	—

Net assets:
Beginning of period	1,000	1,000

End of period	$1,000	$1,000

	Direxion Daily Gold Bear 1X Shares	Direxion Daily Silver Bear 1X Shares
	Period from December 23, 2013(a) to December 31, 2013	Period from December 23, 2013(a) to December 31, 2013
Increase (Decrease) in net assets from:
Operations:
Net increase (decrease) in net assets resulting from operations	—	—

Distributions to shareholders:
Total distributions to shareholders	—	—

Capital share transactions:
Total increase (decrease) in net assets from capital share transactions	—	—

Total increase (decrease) in net assets	—	—

Net assets:
Beginning of period	1,000	1,000

End of period	$1,000	$1,000

(a)	Effective date of the registration statement.

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II

Combined Statements of Changes in Net Assets (Unaudited)

Period from December 23, 2013(a) to December 31, 2013
Increase (Decrease) in net assets from:
Operations:
Net increase (decrease) in net assets resulting from operations	—

Distributions to shareholders:
Total distributions to shareholders	—

Capital share transactions:
Total increase (decrease) in net assets from capital share transactions	—

Total increase (decrease) in net assets	—

Net assets:
Beginning of period	12,000

End of period	$12,000

(a)	Effective date of the registration statement.

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows (Unaudited)

	Direxion Daily Gold Bull 3X Shares(a)	Direxion Daily Gold Bear 3X Shares(a)
	Period from December 23, 2013(b) to December 31, 2013	Period from December 23, 2013(b) to December 31, 2013
Cash flow from operating activities:
Net income (loss)	$—	$—
Net cash provided by (used in) operating activities	—	—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period	$1,000	$1,000

	Direxion Daily Silver Bull 3X Shares(a)	Direxion Daily Silver Bear 3X Shares(a)
	Period from December 23, 2013(b) to December 31, 2013	Period from December 23, 2013(b) to December 31, 2013
Cash flow from operating activities:
Net income (loss)	$—	$—
Net cash provided by (used in) operating activities	—	—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period	$1,000	$1,000

(a)	The Fund had not commenced operations as of December 31, 2013.
(b)	Effective date of the registration statement.

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows (Unaudited)

	Direxion Daily Japanese Yen Bull 3X Shares(a)	Direxion Daily Japanese Yen Bear 3X Shares(a)
	Period from December 23, 2013(b) to December 31, 2013	Period from December 23, 2013(b) to December 31, 2013
Cash flow from operating activities:
Net income (loss)	$—	$—
Net cash provided by (used in) operating activities	—	—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period	$1,000	$1,000

	Direxion Daily Dollar Bull 3X Shares(a)	Direxion Daily Dollar Bear 3X Shares(a)
	Period from December 23, 2013(b) to December 31, 2013	Period from December 23, 2013(b) to December 31, 2013
Cash flow from operating activities:
Net income (loss)	$—	$—
Net cash provided by (used in) operating activities	—	—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period	$1,000	$1,000

(a)	The Fund had not commenced operations as of December 31, 2013.
(b)	Effective date of the registration statement.

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows (Unaudited)

	Direxion Daily Euro Bull 3X Shares(a)	Direxion Daily Euro Bear 3X Shares(a)
	Period from December 23, 2013(b) to December 31, 2013	Period from December 23, 2013(b) to December 31, 2013
Cash flow from operating activities:
Net income (loss)	$—	$—
Net cash provided by (used in) operating activities	—	—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period	$1,000	$1,000

	Direxion Daily Gold Bear 1X Shares(a)	Direxion Daily Silver Bear 1X Shares(a)
	Period from December 23, 2013(b) to December 31, 2013	Period from December 23, 2013(b) to December 31, 2013
Cash flow from operating activities:
Net income (loss)	$—	$—
Net cash provided by (used in) operating activities	—	—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period	$1,000	$1,000

(a)	The Fund had not commenced operations as of December 31, 2013.
(b)	Effective date of the registration statement.

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II(a)

Combined Statements of Cash Flows (Unaudited)

Period from December 23, 2013(b) to December 31, 2013
Cash flow from operating activities:
Net income (loss)	$—
Net cash provided by (used in) operating activities	—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—

Net increase (decrease) in cash	—

Cash, beginning of period	12,000

Cash, end of period	$12,000

(a)	The Funds had not commenced operations as of December 31, 2013.
(b)	Effective date of the registration statement.

The accompanying notes are an integral part of these financial statements.

DIREXION SHARES ETF TRUST II

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013 (UNAUDITED)

1. ORGANIZATION

Direxion Shares ETF Trust II (the “Trust”) was organized as a Delaware statutory trust on July 12, 2010. A registration statement on Form S-1 pertaining to the shares of the Trust has been filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933. The Trust is organized into twelve separate series (each a “Fund” and collectively, the “Funds”): Direxion Daily Gold Bull 3X Shares, Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares. The Funds with the word “3X” in their names are referred to as the Leveraged Funds. Each series of the Trust listed above issues common units of beneficial interest, which represent units of fractional undivided beneficial interest in and ownership of that respective Fund (“Shares”). Each Fund’s Shares will be offered separately. The Shares of each Fund will be listed on the New York Stock Exchange Archipelago (“NYSE Arca”). As of December 31, 2013, each of the Funds had seed capital of $1,000, but had not commenced operations. Direxion Asset Management, LLC (the “Sponsor”) has subscribed for 25 Units of each of these Funds in exchange for a capital contribution of $1,000 to each Fund.

The Sponsor serves as the Trust’s commodity pool operator and commodity trading advisor with the U.S. Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). In its capacity as a commodity pool operator, the Sponsor is an organization which operates or solicits funds for commodity pools, in which funds contributed by a number of persons are combined for the purpose of trading futures contracts. In its capacity as a commodity trading advisor, the Sponsor is an organization which, for compensation or profit, advises others as to the value of or the advisability of buying or selling futures contracts. Rafferty Asset Management, LLC is the parent and the sole owner of the Sponsor. The Trust and each series of the Trust have fiscal years ending on June 30.

Each Fund seeks to provide daily leveraged investment results (before fees and expenses) which correspond to the performance of a particular index, commodity or currency on a given day. The Funds with the word “Bull” in their name attempt to provide daily leveraged investment results (before fees and expenses) that correlate positively to the return of an index or benchmark. The Funds with the word “Bear” in their name attempt to provide daily leveraged investment results that correlate negatively to the return of an index or benchmark.

Fund	Index or Benchmark	Daily Target
Direxion Daily Gold Bull 3X Shares	Daily performance of COMEX gold futures	300%
Direxion Daily Gold Bear 3X Shares	Daily performance of COMEX gold futures	-300%
Direxion Daily Silver Bull 3X Shares	Daily performance of COMEX silver futures	300%
Direxion Daily Silver Bear 3X Shares	Daily performance of COMEX silver futures	-300%
Direxion Daily Japanese Yen Bull 3X Shares	U.S. Dollar price of the Japanese Yen	300%
Direxion Daily Japanese Yen Bear 3X Shares	U.S. Dollar price of the Japanese Yen	-300%
Direxion Daily Dollar Bull 3X Shares	U.S. Dollar Index	300%
Direxion Daily Dollar Bear 3X Shares	U.S. Dollar Index	-300%
Direxion Daily Euro Bull 3X Shares	U.S. Dollar price of the Euro	300%
Direxion Daily Euro Bear 3X Shares	U.S. Dollar price of the Euro	-300%
Direxion Daily Gold Bear 1X Shares	Daily performance of COMEX gold futures	-100%
Direxion Daily Silver Bear 1X Shares	Daily performance of COMEX silver futures	-100%

The Bull 3X Funds attempt to provide daily leveraged investment results (before fees and expenses) that correlate positively to three times (300%) the daily return of its target benchmark. The Bear 3X Funds attempt to provide daily leveraged investment results (before fees and expenses) that correlate to three times the inverse (-300%) of the daily return of its target benchmark. The Bear 1X Funds attempt to provide daily investment results (before fees and expenses) that correlate negatively to the return of an index or benchmark. These Bear Funds seek -100% of the returns of their benchmark indices. None of the Funds seek to achieve their stated objective over a period greater than one day.

Each Fund intends to obtain exposure to its benchmark by taking long or short positions in futures contracts on its underlying commodity or currency, as applicable. In the event position accountability rules or position limits are reached with respect to the futures contracts, the Sponsor may, in its commercially reasonable judgment, cause the effected Fund to obtain exposure to its benchmark through cash-settled, exchanged-traded swaps and other over-the-counter transactions that are based on the price of the futures contracts (“Financial Instruments”), if such instruments tend to exhibit trading prices or returns that correlate with the related futures contract and will further the investment objective of such Fund.

2. SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies consistently followed by the Funds in the preparation of their financial statements. These policies are in conformity with U.S. generally accepted accounting principles (“GAAP”).

a) Basis of Accounting

Pursuant to rules and regulations of the SEC, financial statements are presented for the Trust as a whole, as the SEC registrant, and for each Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Fund shall be enforceable only against the assets of such Fund and not against the assets of the Trust generally or any other Fund. Accordingly, the assets of one Fund of the Trust include only those funds and other assets that are paid to, held by or distributed to the Trust for the purchase of Shares in that Fund. The accompanying statements of assets and liabilities have been prepared in conformity with GAAP. As of December 31, 2013, no Fund had commenced operations.

b) Investment Valuation – The Net Asset Value (“NAV”) per share of each Fund will be determined daily, as of the close of regular trading on the NYSE Arca (normally at 4:00 p.m. Eastern time), each day the NYSE Arca is open for business (“Valuation Time”). Futures contracts will be valued at the settlement price established on the exchange on which they are traded, if that settlement price reflects trading prior to the Valuation Time. If the settlement price established by the exchange reflects trading after the Valuation Time, then the last sales price prior to Valuation Time will be used.

c) Futures Contracts – Each Fund will enter into futures contracts to gain exposure to changes in the values of a commodity, an underlying index or a foreign currency. Upon entering into a contract, the Fund will deposit and maintain as collateral such initial margin as required by the exchange on which the transaction is effected. Pursuant to the contract, a Fund agrees to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the contract. Such receipts or payments are known as “variation margin” and will be recorded by the Fund as unrealized gains and losses. When the contract is closed, the Fund will record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. As collateral for futures contracts, a Fund will maintain assets consisting of cash and cash equivalents (highly liquid investments with original maturities of less than three months). This collateral will be adjusted daily to reflect the market value of the purchase obligation for long futures contracts or the market value of the instrument underlying the contract, but not less than the market price at which the futures contract was established, for short futures contracts.

The risks inherent in the use of futures contracts include 1) adverse changes in the fair value of such instruments; 2) imperfect correlation between the price of futures contracts and movements in the price of the underlying commodity, index or foreign currency; 3) the possible absence of a liquid secondary market for any particular instrument at any time; 4) the possible need to defer closing out certain positions to avoid adverse tax consequences; and 5) the possible nonperformance by the counterparty under the terms of the contract.

d) Guarantees and Indemnifications

In the ordinary course of business, the Funds enter into contracts that contain a variety of indemnification provisions pursuant to which the Funds agree to indemnify third parties upon the occurrence of specified events. The Funds’ maximum exposure relating to these indemnifications agreements is unknown. However, the Funds have not had prior claims or losses in connection with these provisions and believe the risk of loss is remote.

e) Use of Estimates

The preparation of the statements of assets and liabilities in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements of asset and liabilities. Actual results could differ from those estimates.

f) Federal Income Taxes

The Funds will be classified as partnerships for United States federal income tax purposes. Accordingly, the Funds will not incur United States federal income taxes. No provisions for federal income taxes has been made in the accompanying statements of assets and liabilities, as investors are individually responsible for their own income taxes, if any, on their allocable share of the Funds’ income, gain, loss, deductions and other items. Each Fund will furnish shareholders every year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of income, gain, loss and deduction of a Fund.

3. OFFERING OF SHARES

Each Fund will continuously offer and redeem in blocks of 50,000 Shares (“Creation Units”). Only an authorized participant, an entity that has entered into an Authorized Participant Agreement with one or more of the Funds (“Authorized Participant”), may purchase and redeem Shares of the Fund and then only in Creation Units. Shares of the Funds are offered to Authorized Participants in Creation Units at each Fund’s respective net asset value per Share (“NAV”). Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per share market price that varies depending on, among other factors, the trading price of the Share of each Fund on the NYSE Arca, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based on the above factors. Authorized Participants will not receive from any Fund, Sponsor, or any of their affiliates, any fee or other compensation with their sale of Shares to the public. The difference between the price paid by the Authorized Participant for a Share and the price paid to such Authorized Participant by an investor purchasing such Share may be deemed underwriting compensation.

Transaction Fees payable to the Trust are imposed to compensate the Trust for the transfer and other transaction costs of a Fund associated with the issuance and redemption of creation units. There is a fixed and a variable component to the total transaction fee. A fixed transaction fee is applicable to each creation or redemption transaction, regardless of the number of creation units purchased or redeemed. In addition, a variable transaction fee equal to a percentage of the value of each creation unit purchased or redeemed is applicable to each creation or redemption transaction. Transaction fees received by each Fund will be disclosed in the Capital Share Transaction section of the Statements of Changes in Net Assets.

4. FEES AND EXPENSES

a) Organization and Offering Expenses

Expenses incurred in connection with organizing the Funds and the offering of the Shares upon commencement of its trading operations will be paid by Rafferty Asset Management, LLC, the parent and sole owner of the Sponsor. Expenses incurred in connection with the continuous offering of Shares of the Funds after the commencement of its trading operations will be paid by the Funds. Rafferty Asset Management, LLC will also pay all expenses incurred by the Sponsor in connection with its organization and operation until the commencement of each Fund’s trading operations.

b) Expenses

Expenses directly attributable to a Fund are charged to that Fund, while expenses attributable to more than one series of the Trust will be allocated among the respective Funds and are based on relative net assets or another appropriate basis.

c) Management Fee

Each Fund will pay the Sponsor a management fee, monthly in arrears, in an amount equal to 0.95% per annum of the average daily net asset value. The management fee will be paid in consideration of the Sponsor’s services as commodity pool operator, commodity trading advisor, and for managing the business and affairs of the Fund.

d) The Administrator

The Sponsor and the Trust, for itself and on behalf of each Fund, has appointed U.S. Bancorp Fund Services LLC (“USBFS”) as the administrator of the Funds, and the Sponsor, the Trust, on its own behalf and on behalf of each Fund. Under the supervision and direction of the Sponsor and the Trust, USBFS will prepare and file certain regulatory filings on behalf of the Funds. USBFS may also perform other services for the Funds as mutually agreed upon by the Sponsor, the Trust and USBFS from time to time. USBFS will also serve as the fund accountant and transfer agent of the Funds.

e) The Custodian

U.S. Bank N.A. (“U.S. Bank”) will serve as custodian of the Funds, and the Trust, on its own behalf and on behalf of each Fund. U.S. Bank will be responsible for the holding and safekeeping of assets delivered to it by the Funds, and performing various administrative duties in accordance with instructions delivered to U.S. Bank by the Funds.

f) The Distributor

Foreside Fund Services, LLC (“Foreside”), will serve as distributor of the Shares and will assist the Sponsor and the Administrator with certain functions and duties relating to distribution and marketing, including reviewing and approving marketing materials. Foreside will retain all marketing materials separately for each Fund. The Sponsor, on behalf of each Fund, will enter into a Distribution Services Agreement with Foreside.

g) Brokerage Commissions and Fees

Each Fund will pay to Jefferies Bache Commodities, LLC, which will serve as each Fund’s Futures Commission Merchant (“FCM” or “the Commodity Broker”), all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in CFTC regulated investments. The Funds will bear other transaction costs including the effects of trading spreads and financing costs associated with the use of financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund). The Funds intend for their Shares to be offered in highly liquid markets and therefore expect costs relating to trading spreads will be low.

h) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Funds will be responsible to pay all of the routine operational, administrative and other ordinary expenses, including, but not limited to, fees and expenses of the administrator, custodian, transfer agent, fund accountant, audit, tax preparation, license fees, legal fees, ongoing SEC registration fees related to future required filings, filing fees, individual K-1 preparation and mailing fees, report preparation and mailing and expected expenses incurred in connection with the continuous offering of Shares of each Fund. The Sponsor may choose to waive a portion of these fees at their discretion.

i) Non-Recurring Fees and Expenses

Each Fund will pay all of its non-recurring and extraordinary fees and expenses, if any, as determined by the Sponsor. Non-recurring and extraordinary fees and expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Funds. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

5. FAIR VALUE MEASUREMENTS

The Funds will follow authoritative fair value accounting standards, which establish an authoritative definition of fair value and set out a hierarchy for measuring fair value. These standards require additional disclosures about the various inputs and valuation techniques used to develop the measurements of fair value and a discussion in changes of valuation techniques and related inputs during the period. These inputs are summarized in the three broad levels below:

•	Level 1 – Quoted prices in active markets for identical securities

•	Level 2 – Evaluated price based on other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.)

•	Level 3 – Significant unobservable inputs (including the Fund’s own assumptions in determining fair value of investments)

The inputs or methodology used for valuing securities are not an indication of the credit risk associated with investing in those securities.

The Funds will also follow authoritative accounting standards which require additional disclosure regarding fair value measurements. Specifically, these standards require reporting entities to disclose a) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, b) transfers between all levels (including Level 1 and Level 2) on a gross basis (i.e. transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfers and c) purchases and sales on a gross basis in the Level 3 rollforward rather than as one net number. Additionally, reporting entities are required to disclose quantitative information about unobservable inputs used in the fair value measurements categorized within Level 3 of the fair value hierarchy.

6. ACCOUNTING FOR DERIVATIVE INSTRUMENTS

The Funds will follow authoritative standards of accounting for derivative instruments, which establish disclosure requirements for derivative instruments. These standards improve financial reporting for derivative instruments by requiring enhanced disclosures that enable investors to understand how and why a fund uses derivatives instruments, how derivatives instruments are accounted for and how derivative instruments affect a fund’s financial position and results of operations.

The Funds will use futures contracts as part of their principal investment strategy to achieve their investment objective. For additional discussion on the risks associated with futures contracts refer to Note 2.

7. OFFSETTING ASSETS AND LIABILITIES

The Funds may enter into master netting agreements with the counterparty. These agreements calculate the obligations of the parties on a “net basis”. Consequently, the Fund’s current obligations under a swap agreement generally will be equal to the net amount to be paid or received under the agreement based on the relative value of the positions held by each party. The Fund’s obligations are accrued daily and offset by any amounts owed to the Fund. However, the Fund does not offset the fair value amounts of the swap contract and the related collateral on the Statements of Assets and Liabilities arising from swap contracts executed with the same counterparty under such master netting agreements. The Funds will disclose offsetting assets and liabilities represented in the Statements of Assets and Liabilities to show the potential effect of master netting agreements on a Fund’s financial condition.

8. RISKS

Below are some of the principal risks of investing in the Funds. Please refer to the Funds’ prospectus for a full discussion.

Intra-Day Investment Risk: The Funds seek daily investment results, which should not be equated with seeking an investment goal for shorter than a day. Thus, an investor who purchases Fund shares after the close of the markets on one trading day and before the close of the markets on the next trading day will likely have more, or less, than the target investment exposure to the benchmark, depending upon the movement of the benchmark from the end of one trading day until the time of purchase. If the benchmark moves in a direction favorable to the Fund, the Fund’s net assets will rise by the same amount as the Fund’s exposure. Conversely, if the benchmark moves in a direction adverse to the Fund, the Fund’s net assets will decline by the same amount as the Fund’s exposure. Since each Fund starts each trading day with exposure to the benchmark equal to its target (i.e. 300% or -300%, as applicable), a change in both exposure and the net assets of a Fund by the same amount results in a change in the comparative relationship of the two.

Compounding and Market Volatility Risk: There can be no guarantee that a Fund will achieve a high degree of correlation with its investment objective relative to its benchmark. A failure to achieve a high degree of correlation may prevent a Fund from achieving its investment objective. A number of factors may adversely affect a Fund’s correlation with its benchmark, including fees, expenses, transaction costs, costs associated with the Funds’ use of leveraged investment techniques, income items and accounting standards. A Fund may be subject to large movements of assets into and out of the Fund, potentially resulting in the Fund being over- or under-exposed to its benchmark. Each Leveraged Fund seeks to rebalance its portfolio daily to keep leverage consistent with each Fund’s daily investment objective. Each Fund does not attempt to, and should not be expected to, provide returns which are a multiple of the return of its benchmark for periods other than a single day. Each Fund rebalances its portfolio on a daily basis, increasing exposure in response to that day’s gains or reducing exposure in response to that day’s losses. This means that for a period longer than one day, the pursuit of daily goals may result in daily leveraged compounding for the Funds. It also means that the return of a benchmark over a period of time greater than one day multiplied by the Fund’s daily target generally will not equal the Fund’s performance over that same period. As a result, over time, the cumulative percentage increase or decrease in the value of the Fund’s portfolio may diverge significantly from the cumulative percentage increase or decrease in the multiple of the return of the Fund’s underlying benchmark due to the compounding effect of losses and gains on the returns of the Fund. The effect of compounding becomes more pronounced on the Fund’s performance as the Index experiences volatility.

Counterparty Risk: The Funds may invest in financial instruments involving counterparties for the purpose of attempting to gain exposure to a particular commodity or currency. The Funds will use counterparty agreements to exchange the returns (or differentials in rates of return) earned or realized in particular predetermined investments or instruments. The Funds will not enter into any agreement involving a counterparty unless the Sponsor believes that the other party to the transaction is creditworthy. The use of swap agreements involves risks that are different from those associated with ordinary futures transactions. For example, the Funds bear the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. In addition, the Funds may enter into swap agreements with a limited number of counterparties, which may increase the Fund’s exposure to counterparty credit risk. Swap agreements and other counterparty instruments also may be considered to be illiquid. Further, there is a risk that no suitable counterparties will be willing to enter into, or continue to enter into, transactions with the Funds and, as a result, the Funds may not be able to achieve their investment objectives.

Leverage Risk: The Leveraged Funds use leveraged investment techniques in seeking to achieve their respective investment objectives. Leverage should cause a Leveraged Fund to lose more money in market environments adverse to its daily investment objectives than a Fund that does not employ leverage, which could result in the total loss of an investor’s investment.

Commodity Risk: An investment in a commodity fund is subject to risks associated with its applicable benchmark commodity. Changes in the commodity markets due to new commodity-linked instruments being available, large purchases or sales of commodities by world governments, supply and demand for a commodity or other market or political factors may affect the price of a commodity. Such price movement may, in turn, negatively affect the performance of a commodity fund.

Currency Risk: An investment in a currency fund is subject to risks associated with its applicable benchmark currency. Debt and trade deficit levels of relevant foreign countries, interest rates, inflation rates or other market or political factors may affect the price of a currency-related investment. Such price movement may, in turn, negatively affect the performance of a currency fund.

9. TERMINATION

Each Fund’s Shares will be offered on a continuous basis and the offering is not expected to terminate until three years from the date of the prospectus, unless suspended or terminated at any earlier time for certain reasons specified in the prospectus or extended as permitted under the rules under the Securities Act of 1933. The Trust or a Fund may be dissolved at any time and for any reason by the Sponsor with written notice to the shareholders.

10. SUBSEQUENT EVENTS

The Funds have adopted authoritative standards for accounting for and disclosure of events that occur after the statement of assets and liabilities date but before the statement of assets and liabilities are issued or are available to be issued. These standards require the Funds to recognize in the statement of assets and liabilities the effects of all recognized subsequent events that provide additional evidence about conditions that existed at the date of the statement of assets and liabilities. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, the Funds are required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. The Funds have evaluated subsequent events through the issuance of the Funds’ statement of assets and liabilities and have determined there is no impact to the Funds’ statement of assets and liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the Direxion ETF Trust II (the “Trust”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass. The Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

The Trust has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and the Trust assumes no obligation to update any such forward-looking statements. Although the Trust undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Trust may make directly to them or through reports that the Trust in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

Direxion Shares ETF Trust II (the “Trust”) was organized as a Delaware statutory trust on July 12, 2010 and is currently organized into twelve separate series (each a “Fund” and collectively, the “Funds”): Direxion Daily Gold Bull 3X Shares, Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares. Each series of the Trust listed above issues common units of beneficial interest which represent units of fractional undivided beneficial interest in and ownership of that respective Fund (“Shares”). Each Fund’s Shares will be offered separately. The Shares of each Fund will be listed on the New York Stock Exchange (“NYSE Arca”). As of December 31, 2013, each of the Funds had seed capital of $1,000, but had not commenced operations.

Direxion Asset Management, LLC (the “Sponsor”) serves as the Trust’s commodity pool operator and commodity trading advisor with the U.S. Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Funds are commodity pools, as defined under the Commodity Exchange Act (the “CEA”) and the applicable regulations of the CFTC are operated by the Sponsor. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended. Each Fund seeks to provide daily leveraged investment results (before fees and expenses) which correspond to the performance of a particular index, commodity or currency on a given day. Groups of Funds are collectively referred to in the Quarterly Report on Report 10-Q in several different ways. The Funds with the word “Bull” in their name attempt to provide daily leveraged investment results (before fees and expenses) that correlate positively to the return of an index or benchmark. The Funds with the word “Bear” in their name attempt to provide daily leveraged investment results that correlate negatively to the return of an index or benchmark.

The Bull 3X Funds attempt to provide daily leveraged investment results (before fees and expenses) that correlate positively to three times (300%) the daily return of its target benchmark. The Bear 3X Funds attempt to provide daily leveraged investment results (before fees and expenses) that correlate to three times the inverse (-300%) of the daily return of its target benchmark. The Bear 1X Funds attempt to provide daily investment results (before fees and expenses) that correlate negatively to the return of an index or benchmark. These Bear Funds seek -100% of the returns of their benchmark indices. None of the Funds seek to achieve their stated objective over a period greater than one day.

Each Fund intends to obtain exposure to its benchmark by taking long or short positions in futures contracts on its underlying commodity or currency, as applicable. In the event position accountability rules or position limits are reached with respect to the futures contracts, the Sponsor may, in its commercially reasonable judgment, cause the effected Fund to obtain exposure to its benchmark through cash-settled, exchanged-traded swaps and other over-the-counter transactions that are based on the price of the futures contracts (“Financial Instruments”), if such instruments tend to exhibit trading prices or returns that correlate with the related futures contract and will further the investment objective of such Fund.

Each Fund seeks investment results for a single day only, not for longer periods. A “single day” is measured from the time a Fund calculates its respective net asset value per Share to the time of the Fund’s next NAV calculation. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from -1 time, -3 times or 3 times of the return of the index to which such Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Fund’s return for the period as the return of the benchmark. These Funds are riskier than similarly benchmarked exchange-traded funds that are not leveraged or inversed. Accordingly, these Funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.

Each Fund continuously offers and redeems its Shares in blocks of 50,000 Shares. Only Authorized Participants may purchase and redeem Shares from a Fund and then only in Creation Units. An Authorized Participant is an entity that has entered into an Authorized Participant Agreement with one or more of the Funds. Shares of the Funds are offered to Authorized Participants in Creation Units at each Fund’s respective NAV. Authorized Participants may then offer to the public, from time to time, Shares from any Creation Unit they create at a per-Share market price that varies depending on, among other factors, the trading price of the Shares of each Fund on the NYSE Arca, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the terms and conditions under which an Authorized Participant may purchase or redeem a Creation Unit. Authorized Participants do not receive from any Fund, the Sponsor, or any of their affiliates, any underwriting fees or compensation in connection with their sale of Shares to the public.

Principal Investment Strategies

The Gold Funds

The Direxion Daily Gold Bear 1X Shares, Direxion Daily Gold Bull 3X Shares and Direxion Daily Gold Bear 3X Shares (the “Gold Funds”) attempt to provide daily investment results (before fees and expenses) that correlate to -100%, 300% or -300% respectively, of the daily performance of their target benchmark. Specifically, the benchmark for the Gold Funds is the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month for 100 troy ounces of gold, specified by the Chicago Mercantile Exchange (the “CME”) to be of a grade and quality that shall assay to a minimum of 995 fineness, as measured in U.S. Dollars and cents per troy ounce with a minimum fluctuation of $0.10 per troy ounce (the “Gold Benchmark Futures Contract”). The benchmark’s value will be calculated as the last sale price published by the CME on or before 4:00 p.m. E.T. (the “Daily Last Sale Value”) for the Gold Benchmark Futures Contract and may reflect trades occurring and published by the CME outside the normal trading session for the Gold Benchmark Futures Contract.

The Silver Funds

The Direxion Daily Silver Bear 1X Shares, Direxion Daily Silver Bull 3X Shares and Direxion Daily Silver Bear 3X Shares (the “Silver Funds,” and collectively with the Gold Funds, the “Commodity Funds”) attempt to provide daily investment results (before fees and expenses) that correlate to -100%, 300% or -300% respectively, of the daily performance of their target benchmark. Specifically, the benchmark for the Silver Funds is the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month for 5,000 troy ounces of silver, specified by the CME to be at a grade and quality that shall assay to a minimum of 999 fineness, as measured in U.S. Dollars and cents per troy ounce with a minimum fluctuation of $0.10 per troy ounce (the “Silver Benchmark Futures Contract”). The Daily Last Sale Value for the Silver Benchmark Futures Contract may reflect trades occurring and published by the CME outside the normal trading session for the Silver Benchmark Futures Contract.

The Yen Funds

The Direxion Daily Japanese Yen Bull 3X Shares and Direxion Daily Japanese Yen Bear 3X Shares (the “Yen Funds”) attempt to provide daily investment results (before fees and expenses) that correlate to 300% or -300% of the daily performance of their target benchmark. Specifically, the benchmark for the Yen Funds is the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month for 12,500,000 Japanese Yen, priced in U.S. Dollars and traded on the CME (the “Yen Benchmark Futures Contract”). The Daily Last Sale Value for the Yen Benchmark Futures Contract may reflect trades occurring and published by the CME outside the normal trading session for the Yen Benchmark Futures Contract.

The Euro Funds

The Direxion Daily Euro Bull 3X Shares and Direxion Daily Euro Bear 3X Shares (the “Euro Funds”) attempt to provide daily investment results (before fees and expenses) that correlate to 300% or -300% of the daily performance of their target benchmark. Specifically, the benchmark for the Euro Funds is the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month for 125,000 Euro, priced in U.S. Dollars and traded on the CME (the “Euro Benchmark Futures Contract”). The Daily Last Sale Value for the Euro Benchmark Futures Contract may reflect trades occurring and published by the CME outside the normal trading session for the Euro Benchmark Futures Contract.

The Dollar Funds

The Direxion Daily Dollar Bull 3X Shares and Direxion Daily Dollar Bear 3X Shares (the “Dollar Funds,” and collectively with the Yen Funds and Euro Funds, the “Currency Funds”) attempt to provide daily investment results (before fees and expenses) that correlate to 300% or -300% of the daily performance of their target benchmark. Specifically, the benchmark for the Dollar Funds is the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month for $1,000 times the U.S. Dollar Index (as defined below) value as measured in U.S. Dollars and traded on the Intercontinental Exchange (“ICE”) (the “Dollar Benchmark Futures Contract”). The U.S. Dollar Index indicates the general international value of the U.S. Dollar. The U.S. Dollar Index does this by geometrically weighting the exchange rates between the U.S. Dollar and six major world currencies. The U.S. Dollar Index consists of the following six currencies: Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona, and Swiss Franc. The components and weightings are held constant, and have not changed since the introduction of the Euro. Because the U.S. Dollar Index is geometrically weighted, holding the individual currencies in their specified weights will not necessarily mimic U.S. Dollar Index moves.

In seeking to achieve each Fund’s daily investment objective, the Sponsor uses statistical and quantitative analysis to determine the investments each Fund makes and the techniques it employs. Using this approach, the Sponsor determines the type, quantity and mix of investment positions that the Sponsor believes in combination should produce daily returns consistent with a Fund’s objective. The Sponsor relies upon a pre-determined model to generate orders that result in repositioning each Fund’s investments in accordance with its daily investment objective. As a consequence, if a Fund is performing as designed, the return of the index or benchmark will dictate the return for that Fund. Each Fund pursues its investment objective regardless of the market conditions and does not take defensive positions.

Each Commodity Fund will seek to achieve its investment objective by investing in futures contracts related to its benchmark commodity. As such, the Gold Funds will invest in gold futures contracts traded on the Commodity Exchange, Inc. (“COMEX”, an affiliate of the CME) (“Gold Futures Contracts”), and the Silver Funds will invest in silver futures contracts traded on COMEX (“Silver Futures Contracts”, and, collectively with Gold Futures Contracts, “Commodity Futures Contracts”). In the event position limits or position accountability levels are reached with respect to the Commodity Futures Contracts, or if trading of such Commodity Futures Contracts is suspended due price fluctuation limits being reached or if the CME imposes any other suspension or limitation on trading in a Commodity Futures Contract, the Sponsor may, in its commercially reasonable judgment, cause the Commodity Funds to obtain exposure through cash-settled, exchange-traded options on Commodity Futures Contracts, as applicable, and forward contracts and swaps if such instruments tend to exhibit trading prices or returns that correlate with any Commodity Futures Contract and will further the investment objective of such Commodity Fund (collectively, “Commodity Financial Instruments”).

Each Currency Fund will seek to achieve its investment objective by investing in futures contracts related to its benchmark currency. As such, the Yen Funds will invest in Japanese Yen futures contracts traded on the CME (“Yen Futures Contracts”), the Euro Funds will invest in Euro futures traded on the CME (“Euro Futures Contracts”), and the Dollar Funds will invest in U.S. Dollar Index futures contracts traded on the ICE Futures U.S. (“ICE”) (“Dollar Futures Contracts”, and, collectively with Yen Futures Contracts and Euro Futures Contracts, “Currency Futures Contracts”). For each Currency Fund except the Dollar Funds, which invest in futures contracts that do not have position limits, accountability levels or price fluctuation limits, in the event position limits or position accountability levels are reached with respect to the applicable Currency Futures Contracts, or if trading of such Currency Futures Contracts is suspended due price fluctuations limits being reached or if the CME or ICE (with respect to the Dollar Funds), as applicable, imposes any other suspension or limitation on trading in a Currency Futures Contract, the Sponsor may, in its commercially reasonable judgment, cause the Currency Funds to obtain exposure through cash-settled, exchange-traded options on Currency Futures Contracts, as applicable, and forward contracts and swaps, as applicable, if such instruments tend to exhibit trading prices or returns that correlate with any Currency Futures Contract and will further the investment objective of such Currency Fund (collectively, “Currency Financial Instruments”).

As defined above, the Benchmark Futures Contract for each Fund is a particular futures contract relating to the relevant commodity or currency. For example, the Gold Benchmark Futures Contract is a Gold Futures Contract that is specified as the “active month” contract. However, not all Gold Futures Contracts are “active month” and therefore investors should note that only the Gold Benchmark Futures Contract (i.e., the active month Gold Futures Contract) is the benchmark for the Gold Funds.

When a Fund holds futures contracts nearing expiration, the Fund will generally replace such positions with futures contracts that have a later expiration. Thus, for example, a contract purchased and held in August of a certain year may specify September expiration in that same year. For a Leveraged Bull Fund, as that contract nears expiration, it may be replaced by selling the September contract and purchasing the contract expiring in December of that year. This process is referred to as “rolling” and may incur additional brokerage and other fees for the Funds. Additionally, “rolling” futures contracts may subject the Funds to additional risks.

In seeking its investment objective, each Fund will invest in Commodity or Currency Futures Contracts, as applicable, including (but not limited to) the Fund’s related Benchmark Futures Contract, as well as Commodity or Currency Financial Instruments in certain circumstances. This means that, for example, circumstances may arise where a Gold Fund would hold a mix of investments including Gold Benchmark Futures Contracts, other Gold Futures Contracts and gold-related Financial Instruments. Assets of each Fund not invested in Commodity Futures Contracts, Currency Futures Contracts, or other Commodity Financial Instruments or Currency Financial Instruments, as applicable, will be held in cash or invested in cash equivalents and/or U.S. Treasury Securities or other high credit quality short- term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund) that serve as collateral for Commodity Futures Contracts, Currency Futures Contracts, and Commodity or Currency Financial Instruments, as applicable.

At the close of the U.S. equity markets each trading day, each Fund will position its portfolio to ensure that the Fund’s exposure to its benchmark is consistent with the Fund’s stated goals. The impact of market movements during the day will determine whether a portfolio needs to be repositioned. If the target benchmark has risen on a given day, a Leveraged Bull Fund’s net assets should rise, meaning their exposure may need to be increased. Conversely, if the target benchmark has fallen on a given day, a Leveraged Bull Fund’s net assets should fall, meaning their exposure may need to be reduced.

Regulatory Disclosure

Considerable regulatory attention has been focused on non-traditional investment pools which are publicly distributed in the United States. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in the Funds or the ability of the Funds to continue to implement their investment strategies.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the SEC, CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures contracts and swap transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Funds is impossible to predict, but could be substantial and adverse.

In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act makes sweeping changes to the way in which the U.S. financial system is supervised and regulated. Title VII of the Dodd-Frank Act sets forth a new legislative framework for OTC derivatives, including Financial Instruments. Title VII of the Dodd-Frank Act makes broad changes to the OTC derivatives market, grants significant new authority to the SEC and the CFTC to regulate OTC derivatives and market participants, and will require clearing and exchange trading of many OTC derivatives transactions.

Provisions in the Dodd-Frank Act include the requirement that position limits on commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the Dodd-Frank Act and applicable regulations; and the forced use of clearinghouse mechanisms for many OTC derivative transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges or in OTC contracts.

The CFTC, the SEC and other federal regulators have been tasked with developing the rules and regulations enacting the provisions of the Dodd-Frank Act. To date, the CFTC has issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act, but it continues to issue proposed versions of additional rules that it has authority to promulgate. In addition, the CFTC has begun to issue final rules under the Dodd-Frank Act, including rules relating to recordkeeping and reporting of swap transactions, mandatory clearing of certain classes of credit default swaps and interest rate swaps, as well as the definition of key terms such as “swap” and “swap dealer.” Final rules are likely to continue to be adopted. To date, the SEC has issued proposed versions for some but not all of the rules it is required to promulgate under the Dodd-Frank Act and has finalized versions for some but not all of the rules it is required to promulgate under the Dodd-Frank Act. The effect of future regulatory change on a Fund, and the exact timing of such changes, is impossible to predict but it may be substantial and adverse. The Dodd-Frank Act, the rules that have been promulgated thereunder, and the rules that are expected to be promulgated may negatively impact the ability of a Fund to meet its investment objective, either through position limits or requirements imposed on it and/or on its’ counterparties. In particular, new position limits imposed on a Fund or any counterparties may impact the ability of the Fund to invest in a manner that most efficiently meets its investment objective. New requirements, including capital imposed on the counterparties of a Fund and the mandatory clearing and margining of swaps, may increase the cost of a Fund’s investments and the cost of doing business, which could adversely affect investors.

Impact of Position Limits

Prior to the Dodd-Frank Act, speculative position limits had been established primarily by the U.S. futures exchanges, which impose “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person or group of persons under common trading control may hold (other than as a hedge) or control in contracts traded on such exchanges.

The Dodd-Frank Act has required the CFTC to adopt regulations establishing speculative position limits applicable to regulated futures and over-the-counter derivatives and impose aggregate speculative position limits across regulated U.S. futures and over-the-counter positions. In accordance with this mandate, in October 2011 the CFTC finalized rules that establish position limits with respect to 28 physical delivery commodity futures and options contracts, as well as to forward contracts that are economically equivalent to such contracts (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28th decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012 the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. On October 29, 2013, the CFTC withdrew its appeal of the District Court’s decision and on November 5, 2013 reproposed revised Position Limit Rules that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets. On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limits Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets and swap execution facilities to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter, designated contract markets, swap execution facilities, as well as non-US located platforms. At this time, it is not possible to predict how the Position Limit Rules and Proposed Aggregation Requirements could affect the Funds, but it may be substantial and adverse. Furthermore, until such time the Position Limit Rules are adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. As a result, the Funds may be limited with respect to the size of their investments in any commodities subject to these limits.

In order to comply with the speculative position limits established by the CFTC and the relevant exchanges, the Sponsor may in the future be required to reduce the size of outstanding positions, not enter into new positions that would otherwise be taken for the Funds or not trade certain markets on behalf of the Funds. Modification of trades made by the Trust, if required, could adversely affect the Trust’s operations and profitability and significantly limit the Trust’s ability to reinvest income in additional contracts, create additional Creation Units, or add to existing positions in the desired amount.

In addition, the Sponsor may be required to liquidate certain open positions in order to ensure compliance with the speculative position limits at unfavorable prices, which may result in substantial losses for the relevant Funds. There also can be no assurance that the Sponsor will liquidate positions held on behalf of all the Sponsor’s accounts, including any proprietary accounts, in a proportionate manner. In the event the Sponsor chooses to liquidate a disproportionate number of positions held on behalf of any of the Funds at unfavorable prices, such Funds may incur substantial losses and the value of the Shares may be adversely affected.

Valuation of Futures Contracts and the Computation of the Per Unit NAV

The NAV per share of each Fund will be determined daily, as of the close of regular trading on the NYSE Arca (normally at 4:00 p.m. Eastern time), each day the NYSE Arca is open for business (“Valuation Time”). Futures contracts will be valued at the settlement price established on the exchange on which they are traded, if that settlement price reflects trading prior to the Valuation Time. If the settlement price established by the exchange reflects trading after the Valuation Time, then the last sales price prior to Valuation Time will be used.

Results of Operations

The Sponsor contributed $1,000 to each of the Funds for 25 Units. This capital contribution represented the initial contribution to the Trust. On December 23, 2013, the Sponsor received a notice of effectiveness from the SEC on Form S-1 for its registration of 2,500,000 units respectively in the Direxion Daily Gold Bull 3X Shares and Direxion Daily Gold Bear 3X Shares, as well as, 1,250,000 units respectively in the Direxion Daily Japanese Yen Bull 3X Shares and Direxion Daily Japanese Yen Bear 3X Shares. The Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares were also deemed effective by the SEC on that same day for their registration of 50,000 units respectively, however they have not filed for an approved disclosed document with the NFA. During the three months ended December 31, 2013, none of the Funds had commenced investment activities nor issued units other than initial contribution by the Sponsor noted above. In addition, none of the Funds purchased or owned any Applicable Benchmark Futures Contracts or Other Related Investments during the three months ended December 31, 2013, nor were there any receipts or disbursements of cash from each Fund during this reporting period. Also, none of the Funds received any revenue or capital gains (losses), or incurred any expenses during this reporting period.

Expenses incurred in connection with organizing the Funds and the offering of the Shares upon commencement of its trading operations will be paid by Rafferty Asset Management, LLC, the parent and sole owner of the Sponsor. Expenses incurred in connection with the continuous offering of Shares of the Funds after the commencement of its trading operations will be paid by the Funds. Rafferty Asset Management, LLC will also pay all expenses incurred by the Sponsor in connection with its organization and operation until the commencement of each Fund’s trading operations.

Expenses incurred during the three months ended December 31, 2013 in connection with organizing the Trust Series and the initial offering costs of the units were borne by RAM, and will not be subject to reimbursement by a Trust Series as none of the Trust Series have commenced operations.

Portfolio Expenses

Each Fund will pay the Sponsor a management fee, monthly in arrears, in an amount equal to 0.95% per annum of the average daily net asset value. The management fee will be paid in consideration of the Sponsor’s services as commodity pool operator, commodity trading advisor, and for managing the business and affairs of the Fund. The Funds will be responsible to pay all of the routine operational, administrative and other ordinary expenses, including, but not limited to, fees and expenses of the administrator, custodian, transfer agent, fund accountant, audit, tax preparation, license fees, legal fees, ongoing SEC registration fees related to future required filings, filing fees, individual K-1 preparation and mailing fees, report preparation and mailing and expected expenses incurred in connection with the continuous offering of Shares of each Fund. The Sponsor may choose to waive a portion of these fees at their discretion. Each Fund will pay to Jefferies Bache Commodities, LLC, which will serve as each Fund’s Futures Commission Merchant (“FCM” or “the Commodity Broker”), all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in CFTC regulated investments.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Sponsor’s application of these policies involves judgments and actual results may differ from the estimates used. Each Fund expects to have significant exposure to Financial Instruments. Assets of each Fund not invested in Financial Instruments will be invested in cash and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund) or other interest-bearing securities approved by the CFTC for investment of customer funds, each of which will be held at fair value.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust has elected to take advantage of the benefits of this extended transition period. The Trust and the Funds’ financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

Liquidity and Capital Resources

As of December 31, 2013, the Funds have not begun trading activities. A significant portion of the NAV of each Fund is likely to be held in cash and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities as described above. A portion of these investments may be posted as collateral in connection with swap agreements and/or used as margin for each Fund’s trading in futures. Margin requirements in respect of swap agreements are the subject of pending rule proposals issued by the CFTC and the U.S. bank regulators. It is possible that increased margin will apply to swap agreements upon adoption of the new requirements by these regulators. The percentage that U.S. Treasury bills and other short-term fixed-income securities will bear to the total net assets of each Fund will vary from period to period as the market values of the underlying swaps, futures contracts and forward contracts change.

Each Fund’s underlying futures and swaps, as the case may be, will be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, swaps are not presently traded on an exchange, do not have uniform terms and conditions, and in general are not transferable without the consent of the counterparty. Additionally, at the present time, most swaps are not centrally cleared and vary in terms of standardization, which may further contribute to their lack of liquidity. In the case of futures contracts, commodity exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, such positions can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Futures contract prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent a Fund from promptly liquidating its futures positions.

Entry into non-cleared swap agreements will further impact liquidity because these contractual agreements are executed on a principal-to-principal basis between private parties and therefore, the time required to offset or “unwind” these positions may be greater than that for cleared and/or exchange-traded instruments. This potential delay could be exacerbated to the extent a counterparty is not a United States person.

Because each Fund will enter trade futures and may enter into swap agreements, its capital will be at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Credit risk is greater for non-cleared swaps than for futures or cleared swaps.

Market Risk

Trading in futures contracts will involve each Fund entering into contractual commitments to purchase or sell a commodity underlying a Fund’s benchmark at a specified date and price, should it hold such futures contract into the deliverable period. Should a Fund enter into a contractual commitment to sell a physical commodity, it would be required to make delivery of that commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the value of a commodity can rise is unlimited, entering into commitments to sell commodities would expose a Fund to theoretically unlimited risk.

Each Fund’s exposure to market risk will be influenced by a number of factors including the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of each Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of investors’ capital.

Credit Risk

When a Fund enters into futures contracts or swap agreements, the Fund will be exposed to credit risk that the counterparty to the contract will not meet its obligations.

The counterparty for futures contracts traded on exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members, it may be backed by a consortium of banks or other financial institutions.

It is expected that swap agreements will be contracted for directly with counterparties. There can be no assurance that any counterparty, clearing member or clearing house will meet its obligations to a Fund.

Swap agreements do not generally involve the delivery of securities or other underlying assets either at the outset of a transaction or upon settlement. Accordingly, if the counterparty to a swap agreement defaults, the Fund’s risk of loss consists of the net amount of payments that the Fund is contractually entitled to receive, if any.

The Sponsor will attempt to minimize certain of these market and credit risks by normally:

•	executing and clearing trades with creditworthy counterparties, as determined by the Sponsor;

•	limiting the outstanding amounts due from counterparties of the Funds;

•	not posting margin directly with a counterparty;

•	limiting the amount of margin or premium posted at the FCM; and

•	ensuring that deliverable contracts are not held to such a date when delivery of an underlying asset could be called for.

The FCM for each Fund, in accepting orders for the purchase or sale of domestic futures contracts, will be required by CFTC regulations to separately account for and segregate as belonging to the Fund, all assets of the Fund relating to domestic futures trading, and the FCM will not be allowed to commingle such assets with other assets of the FCM.

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs for FCMs. The proposed rules are intended to afford greater assurances to market participants that: customer segregated funds and secured amounts are protected; customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business; FCMs are monitoring and managing risks in a robust manner; the capital and liquidity of FCMs are strengthened to safeguard their continued operations; and the auditing and examination programs of the CFTC and the self-regulatory organizations (“SROs”) are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2013, the Funds have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off balance sheet financing arrangements and have no loan guarantee arrangements or off balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

Each Fund’s contractual obligations are with the Sponsor, certain service providers and with any counterparty to a Financial Instrument. Management fee payments made to the Sponsor are calculated as a fixed percentage of each Fund’s NAV. As such, the Sponsor cannot anticipate the amount of payments that will be required under these arrangements for future periods as NAVs are not known until a future date. The agreement with the Sponsor may be terminated by either party upon 30 days written notice to the other party.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described above in Item 2 of this Quarterly Report on Form 10-Q, it is the investment objective of each Bull and Bear Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, whether positive or negative, of its corresponding benchmark. The Bull 3X Funds attempt to provide daily leveraged investment results (before fees and expenses) that correlate positively to three times (300%) the daily return of its target benchmark. The Bear 3X Funds attempt to provide daily leveraged investment results (before fees and expenses) that correlate to three times the inverse (-300%) of the daily return of its target benchmark. The Bear 1X Funds attempt to provide daily investment results (before fees and expenses) that correlate negatively to the return of an index or benchmark. These Bear Funds seek -100% of the returns of their benchmark indices. None of the Funds seek to achieve their stated objective over a period greater than one day.

Each Fund intends to obtain exposure to its benchmark by taking long or short positions in futures contracts on its underlying commodity or currency, as applicable. In the event position accountability rules or position limits are reached with respect to the futures contracts, the Sponsor may, in its commercially reasonable judgment, cause the effected Fund to obtain exposure to its benchmark through cash-settled, exchanged-traded swaps and other over-the-counter transactions that are based on the price of the futures contracts (“Financial Instruments”), if such instruments tend to exhibit trading prices or returns that correlate with the related futures contract and will further the investment objective of such Fund.

Each Fund seeks investment results for a single day only, not for longer periods. A “single day” is measured from the time a Fund calculates its respective net asset value per Share to the time of the Fund’s next NAV calculation. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from -1 time, -3 times or 3 times of the return of the index to which such Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Fund’s return for the period as the return of the benchmark. These Funds are riskier than similarly benchmarked exchange-traded funds that are not leveraged or inversed. Accordingly, these funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.

Primary Market Risk Exposure

The primary market risks that the Funds are exposed to depend on each Fund’s investment objective and corresponding benchmark as described above in the Primary Investment Strategies. Each Fund’s exposure to market risk is further influenced by a number of factors, including the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of each Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of investors’ capital.

Trading in certain futures contracts or forward agreements involves each Fund entering into contractual commitments to purchase or sell a commodity underlying a Fund’s benchmark at a specified date and price, should it hold such futures contracts or forward agreements into the deliverable period. Should a Fund enter into a contractual commitment to sell a physical commodity, it is required to make delivery of that commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the value of a commodity can rise is unlimited, entering into commitments to sell commodities would expose a Fund to theoretically unlimited risk.

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (-1x, -3x, or 3x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. No attempt is made to adjust market exposure in order to avoid changes to the benchmark that would cause the Funds to lose value. Factors common to all Funds that may require portfolio re-positioning are create/redeem activity and index rebalances.

The Funds seek daily investment results, which should not be equated with seeking an investment goal for shorter than a day. Thus, an investor who purchases Fund shares after the close of the markets on one trading day and before the close of the markets on the next trading day will likely have more, or less, than the target investment exposure to the benchmark, depending upon the movement of the benchmark from the end of one trading day until the time of purchase. If the benchmark moves in a direction favorable to the Fund the Fund’s net assets will rise by the same amount as the Fund’s exposure. Conversely, if the benchmark moves in a direction adverse to the Fund, the Fund’s net assets will decline by the same amount as the Fund’s exposure. Since each Fund starts each trading day with exposure to the benchmark equal to its target (i.e. 300%, -300% or -100%, as applicable), a change in both exposure and the net assets of a Fund by the same amount results in a change in the comparative relationship of the two. As an example (using simplified numbers), if a Leveraged Bull Fund had $100 in net assets at the market close on Day 1, it would seek $300 of exposure to the next-trading-day’s benchmark performance. If the benchmark rose by 1% on the following trading day, the exposure of the Fund will have risen by 1% to $303 and the net assets will have risen by that $3 gain to $103. With net assets of $103 and exposure of $303, an investor at that point would be receiving 294% exposure of her investment instead of 300%.

There can be no guarantee that a Fund will achieve a high degree of correlation with its investment objective relative to its benchmark. A failure to achieve a high degree of correlation may prevent a Fund from achieving its investment objective. A number of factors may adversely affect a Fund’s correlation with its benchmark, including fees, expenses, transaction costs, costs associated with the Funds’ use of leveraged investment techniques, income items and accounting standards. A Fund may be subject to large movements of assets into and out of the Fund, potentially resulting in the Fund being over- or under-exposed to its benchmark. Each Leveraged Fund seeks to rebalance its portfolio daily to keep leverage consistent with each Fund’s daily investment objective. Each Fund does not attempt to, and should not be expected to, provide returns which are a multiple of the return of its benchmark for periods other than a single day. Each Fund rebalances its portfolio on a daily basis, increasing exposure in response to that day’s gains or reducing exposure in response to that day’s losses. This means that for a period longer than one day, the pursuit of daily goals may result in daily leveraged compounding for the Funds. It also means that the return of a benchmark over a period of time greater than one day multiplied by the Fund’s daily target generally will not equal the Fund’s performance over that same period. As a result, over time, the cumulative percentage increase or decrease in the value of the Fund’s portfolio may diverge significantly from the cumulative percentage increase or decrease in the multiple of the return of the Fund’s underlying benchmark due to the compounding effect of losses and gains on the returns of the Fund. The effect of compounding becomes more pronounced on the Fund’s performance as the Index experiences volatility.

The Funds may invest in financial instruments involving counterparties for the purpose of attempting to gain exposure to a particular commodity or currency. The Funds will use counterparty agreements to exchange the returns (or differentials in rates of return) earned or realized in particular predetermined investments or instruments. The Funds will not enter into any agreement involving a counterparty unless the Sponsor believes that the other party to the transaction is creditworthy. The use of swap agreements involves risks that are different from those associated with ordinary futures transactions. For example, the Funds bear the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. In addition, the Funds may enter into swap agreements with a limited number of counterparties, which may increase the Fund’s exposure to counterparty credit risk. Swap agreements and other counterparty instruments also may be considered to be illiquid. Further, there is a risk that no suitable counterparties will be willing to enter into, or continue to enter into, transactions with the Funds and, as a result, the Funds may not be able to achieve their investment objectives.

Each Fund is subject to market risks that can affect the value of its shares. These risks include political, regulatory, market and economic developments, including developments that impact specific economic sectors, industries or segments of the market. A 3X Bull Fund typically would lose value on a day when its underlying benchmark declines. A 1X Bear Fund and 3X Bear Fund typically would lose value on a day when its underlying benchmark increases.

Commodity Price Sensitivity

With regard to the Commodity Funds, several factors may affect the price of a commodity underlying a Commodity Fund, and in turn, the Financial Instruments and other assets, if any, owned by such a Fund, including, but not limited to:

•	The recent proliferation of commodity linked exchange traded products and their unknown effect on the commodity markets.

•	Large purchases or sales of physical commodities by the official sector. Governments and large institutions have large commodities holdings or may establish major commodities positions. For example, a significant portion of the aggregate world gold holdings is owned by governments, central banks and related institutions. If one or more of these institutions decides to buy or sell any commodity in amounts large enough to cause a change in world prices, the price of Shares based upon a benchmark related to that commodity will be affected.

•	Other political factors. In addition to the organized political and institutional trading-related activities described above, peaceful political activity such as imposition of regulations or entry into trade treaties, as well as political disruptions caused by societal breakdown, insurrection and/or war may greatly influence commodities prices.

•	Significant increases or decreases in the available supply of a physical commodity due to natural or technological factors. Natural factors would include depletion of known cost-effective sources for a commodity or the impact of severe weather on the ability to produce or distribute the commodity. Technological factors, such as increases in availability created by new or improved extraction, processing equipment and methods, or decreases caused by failure or unavailability of processing equipment, also materially influence the supply of commodities.

•	Significant increases or decreases in the demand for a physical commodity due to various factors. Factors would include jewelers’ use of gold in their items, or technological factors that include such developments as substitutes for industrial commodities.

•	A significant increase or decrease in commodity hedging activity by commodity producers. Should there be an increase or decrease in the level of hedge activity of commodity producing companies, countries and/or organizations, it could cause a change in world prices of any given commodity, causing the price of Shares based upon a benchmark related to that commodity to be affected.

•	A significant change in the attitude of speculators and investors towards a commodity. Should the speculative community take a negative or positive view towards any given commodity, it could cause a change in world prices of any given commodity, the price of Shares based upon a benchmark related to that commodity will be affected.

The impact of changes in the price of a physical commodity will affect investors differently depending upon the Fund in which investors invest. Decreases in the price of an underlying commodity will negatively impact the performance of Shares of a 3X Bull Fund and increases in the price of an underlying commodity will negatively impact the performance of Shares of a 1X Bear Fund or 3X Bear Fund.

Exchange Rate Sensitivity

With regard to the Currency Funds, several factors may affect the value of the foreign currencies or the U.S. Dollar, and in turn, the swap agreements, futures contracts, forward contracts thereof and other assets, if any, owned by a Fund, including, but not limited to:

•	Debt level and trade deficit of the relevant foreign countries;

•	Inflation rates of the United States and the relevant foreign countries and investors’ expectations concerning inflation rates;

•	Interest rates of the United States and the relevant foreign countries and investors’ expectations concerning interest rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds;

•	Global or regional political, economic or financial events and situations;

•	Sovereign action to set or restrict currency conversion; and.

•	Monetary policies and other related activities of central banks within the U.S. and other relevant foreign markets.

The impact of changes in the price of a currency will affect investors differently depending upon the Fund in which investors invest. Decreases in the price of a currency will negatively impact the performance of Shares of a 3X Bull Fund and increases in the price of a currency will negatively impact the performance of Shares of a 1X Bear Fund and 3X Bear Fund.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust and each Fund maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the Trust, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the Trust’s and each Fund’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust and each Trust Series have been effective as of December 31, 2013 covered by this quarterly report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

Certifications

The certifications by the Principal Executive Officer and Principal Financial Officer of the Trust required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as exhibits to this Quarterly Report on Form 10-Q, apply both to the Trust taken as a whole and each Fund, and the Principal Executive Officer and Principal Financial Officer of the Trust are certifying both as to the Trust taken as a whole and each Fund.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Post-Effective Amendment No. 1 to the Trust’s Statement on Form S-1, which was declared effective by the SEC on December 23, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month the Trust and each Fund will publish account statements for each Fund’s unitholders, which include Statements of Income (Loss) and Statements of Changes in Net Asset Value. The account statements will be furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on each Trust website at www.direxionfunds.com.

Item 6.Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)

101.LAB	XBRL Taxonomy Extension Label Linkbase(3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(3)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIREXION SHARES ETF TRUST II

/s/ Daniel D. O’Neill
By: Daniel D. O’Neill
Principal Executive Officer

Date: May 13, 2014

/s/ Patrick J. Rudnick
By: Patrick J. Rudnick
Principal Financial Officer

Date: May 13, 2014