Form 10-Q
period 2014-03-31
Direxion Shares ETF Trust II
filed 2014-05-15
CIK 1496646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2014.

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Statements of Assets and Liabilities (Unaudited)

	Direxion Daily Gold Bull 3X Shares		Direxion Daily Gold Bear 3X Shares
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Assets:
Cash	$1,000	$1,000	$1,000	$1,000

Total assets	1,000	1,000	1,000	1,000

Liabilities:

Total liabilities	—	—	—	—

Net Assets	$1,000	$1,000	$1,000	$1,000

Net Assets Consist Of:
Capital stock	1,000	1,000	1,000	1,000

Total Net Assets	$1,000	$1,000	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000	$1,000	$1,000
Shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00	$40.00	$40.00

	Direxion Daily Silver Bull 3X Shares		Direxion Daily Silver Bear 3X Shares
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Assets:
Cash	$1,000	$1,000	$1,000	$1,000

Total assets	1,000	1,000	1,000	1,000

Liabilities:

Total liabilities	—	—	—	—

Net Assets	$1,000	$1,000	$1,000	$1,000

Net Assets Consist Of:
Capital stock	1,000	1,000	1,000	1,000

Total Net Assets	$1,000	$1,000	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000	$1,000	$1,000
Shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00	$40.00	$40.00

The accompanying notes are an integral part of these financial statements.

Statements of Assets and Liabilities (Unaudited)

	Direxion Daily Japanese Yen Bull 3X Shares		Direxion Daily Japanese Yen Bear 3X Shares
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Assets:
Cash	$1,000	$1,000	$1,000	$1,000

Total assets	1,000	1,000	1,000	1,000

Liabilities:

Total liabilities	—	—	—	—

Net Assets	$1,000	$1,000	$1,000	$1,000

Net Assets Consist Of:
Capital stock	1,000	1,000	1,000	1,000

Total Net Assets	$1,000	$1,000	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000	$1,000	$1,000
Shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00	$40.00	$40.00

	Direxion Daily Dollar Bull 3X Shares		Direxion Daily Dollar Bear 3X Shares
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Assets:
Cash	$1,000	$1,000	$1,000	$1,000

Total assets	1,000	1,000	1,000	1,000

Liabilities:

Total liabilities	—	—	—	—

Net Assets	$1,000	$1,000	$1,000	$1,000

Net Assets Consist Of:
Capital stock	1,000	1,000	1,000	1,000

Total Net Assets	$1,000	$1,000	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000	$1,000	$1,000
Shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00	$40.00	$40.00

The accompanying notes are an integral part of these financial statements.

Statements of Assets and Liabilities (Unaudited)

	Direxion Daily Euro Bull 3X Shares		Direxion Daily Euro Bear 3X Shares
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Assets:
Cash	$1,000	$1,000	$1,000	$1,000

Total assets	1,000	1,000	1,000	1,000

Liabilities:

Total liabilities	—	—	—	—

Net Assets	$1,000	$1,000	$1,000	$1,000

Net Assets Consist Of:
Capital stock	1,000	1,000	1,000	1,000

Total Net Assets	$1,000	$1,000	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000	$1,000	$1,000
Shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00	$40.00	$40.00

	Direxion Daily Gold Bear 1X Shares		Direxion Daily Silver Bear 1X Shares
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Assets:
Cash	$1,000	$1,000	$1,000	$1,000

Total assets	1,000	1,000	1,000	1,000

Liabilities:

Total liabilities	—	—	—	—

Net Assets	$1,000	$1,000	$1,000	$1,000

Net Assets Consist Of:
Capital stock	1,000	1,000	1,000	1,000

Total Net Assets	$1,000	$1,000	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000	$1,000	$1,000
Shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00	$40.00	$40.00

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II(a)

Combined Statements of Assets and Liabilities (Unaudited)

	March 31, 2014	December 31, 2013
Assets:
Cash	$12,000	$12,000

Total assets	12,000	12,000

Liabilities:

Total liabilities	—	—

Net Assets	$12,000	$12,000

Net Assets Consist Of:
Capital stock	12,000	12,000

Total Net Assets	$12,000	$12,000

Calculation of Net Asset Value Per Share:
Net assets	$12,000	$12,000
Shares outstanding (unlimited shares of beneficial interest authorized, no par value)	300	300

(a)	The Funds had not commenced operations as of March 31, 2014.

The accompanying notes are an integral part of these financial statements.

Statements of Operations (Unaudited)

	Direxion Daily Gold Bull 3X Shares(a)	Direxion Daily Gold Bull 3X Shares	Direxion Daily Gold Bear 3X Shares(a)	Direxion Daily Gold Bear 3X Shares
	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013
Investment Income:
Total investment income	—	—	—	—

Expenses:
Total expenses	—	—	—	—

Net investment income (loss)	—	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	—	—	—	—

	—	—	—	—

Change in net unrealized appreciation (depreciation) on:
Futures	—	—	—	—

	—	—	—	—

Net realized and unrealized gain (loss) on investments	—	—	—	—

Net increase (decrease) in net assets resulting from operations	$—	$—	$—	$—

	Direxion Daily Silver Bull 3X Shares(a)	Direxion Daily Silver Bull 3X Shares	Direxion Daily Silver Bear 3X Shares(a)	Direxion Daily Silver Bear 3X Shares
	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013
Investment Income:
Total investment income	—	—	—	—

Expenses:
Total expenses	—	—	—	—

Net investment income (loss)	—	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	—	—	—	—

	—	—	—	—

Change in net unrealized appreciation (depreciation) on:
Futures	—	—	—	—

	—	—	—	—

Net realized and unrealized gain (loss) on investments	—	—	—	—

Net increase (decrease) in net assets resulting from operations	$—	$—	$—	$—

(a)	The Fund had not commenced operations as of March 31, 2014.
(b)	Effective date of registration statement.

The accompanying notes are an integral part of these financial statements.

Statements of Operations (Unaudited)

	Direxion Daily Japanese Yen Bull 3X Shares(a)	Direxion Daily Japanese Yen Bull 3X Shares	Direxion Daily Japanese Yen Bear 3X Shares(a)	Direxion Daily Japanese Yen Bear 3X Shares
	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013
Investment Income:
Total investment income	—	—	—	—

Expenses:
Total expenses	—	—	—	—

Net investment income (loss)	—	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	—	—	—	—

	—	—	—	—

Change in net unrealized appreciation (depreciation) on:
Futures	—	—	—	—

	—	—	—	—

Net realized and unrealized gain (loss) on investments	—	—	—	—

Net increase (decrease) in net assets resulting from operations	$—	$—	$—	$—

	Direxion Daily Dollar Bull 3X Shares(a)	Direxion Daily Dollar Bull 3X Shares	Direxion Daily Dollar Bear 3X Shares(a)	Direxion Daily Dollar Bear 3X Shares
	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013
Investment Income:
Total investment income	—	—	—	—

Expenses:
Total expenses	—	—	—	—

Net investment income (loss)	—	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	—	—	—	—

	—	—	—	—

Change in net unrealized appreciation (depreciation) on:
Futures	—	—	—	—

	—	—	—	—

Net realized and unrealized gain (loss) on investments	—	—	—	—

Net increase (decrease) in net assets resulting from operations	$—	$—	$—	$—

(a)	The Fund had not commenced operations as of March 31, 2014.
(b)	Effective date of registration statement.

The accompanying notes are an integral part of these financial statements.

Statements of Operations (Unaudited)

	Direxion Daily Euro Bull 3X Shares(a)	Direxion Daily Euro Bull 3X Shares	Direxion Daily Euro Bear 3X Shares(a)	Direxion Daily Euro Bear 3X Shares
	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013
Investment Income:
Total investment income	—	—	—	—

Expenses:
Total expenses	—	—	—	—

Net investment income (loss)	—	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	—	—	—	—

	—	—	—	—

Change in net unrealized appreciation (depreciation) on:
Futures	—	—	—	—

	—	—	—	—

Net realized and unrealized gain (loss) on investments	—	—	—	—

Net increase (decrease) in net assets resulting from operations	$—	$—	$—	$—

	Direxion Daily Gold Bear 1X Shares(a)	Direxion Daily Gold Bear 1X Shares	Direxion Daily Silver Bear 1X Shares(a)	Direxion Daily Silver Bear 1X Shares
	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013
Investment Income:
Total investment income	—	—	—	—

Expenses:
Total expenses	—	—	—	—

Net investment income (loss)	—	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	—	—	—	—

	—	—	—	—

Change in net unrealized appreciation (depreciation) on:
Futures	—	—	—	—

	—	—	—	—

Net realized and unrealized gain (loss) on investments	—	—	—	—

Net increase (decrease) in net assets resulting from operations	$—	$—	$—	$—

(a)	The Fund had not commenced operations as of March 31, 2014.
(b)	Effective date of registration statement.

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II(a)

Combined Statements of Operations (Unaudited)

	Three months ended March 31, 2014 (Unaudited)	Period from December 23, 2013(b) to December 31, 2013
Investment Income:
Total investment income	—	—

Expenses:
Total expenses	—	—

Net investment income (loss)	—	—

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures	—	—

	—	—

Change in net unrealized appreciation (depreciation) on:
Futures	—	—

	—	—

Net realized and unrealized gain (loss) on investments	—	—

Net increase (decrease) in net assets resulting from operations	$—	—

(a)	The Funds had not commenced operations as of March 31, 2014.
(b)	Effective date of registration statement.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Net Assets (Unaudited)

	Direxion Daily Gold Bull 3X Shares	Direxion Daily Gold Bear 3X Shares
	Three months ended March 31, 2014	Three months ended March 31, 2014
Increase (Decrease) in net assets from:
Operations:

Net increase (decrease) in net assets resulting from operations	—	—

Distributions to shareholders:

Total distributions to shareholders	—	—

Capital share transactions:
Total increase (decrease) in net assets from capital share transactions	—	—

Total increase (decrease) in net assets	—	—

Net assets:
Beginning of period	1,000	1,000

End of period	$1,000	$1,000

	Direxion Daily Silver Bull 3X Shares	Direxion Daily Silver Bear 3X Shares
	Three months ended March 31, 2014	Three months ended March 31, 2014
Increase (Decrease) in net assets from:
Operations:

Net increase (decrease) in net assets resulting from operations	—	—

Distributions to shareholders:

Total distributions to shareholders	—	—

Capital share transactions:
Total increase (decrease) in net assets from capital share transactions	—	—

Total increase (decrease) in net assets	—	—

Net assets:
Beginning of period	1,000	1,000

End of period	$1,000	$1,000

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Net Assets (Unaudited)

	Direxion Daily Japanese Yen Bull 3X Shares	Direxion Daily Japanese Yen Bear 3X Shares
	Three months ended March 31, 2014	Three months ended March 31, 2014
Increase (Decrease) in net assets from:
Operations:

Net increase (decrease) in net assets resulting from operations	—	—

Distributions to shareholders:

Total distributions to shareholders	—	—

Capital share transactions:
Total increase (decrease) in net assets from capital share transactions	—	—

Total increase (decrease) in net assets	—	—

Net assets:
Beginning of period	1,000	1,000

End of period	$1,000	$1,000

	Direxion Daily Dollar Bull 3X Shares	Direxion Daily Dollar Bear 3X Shares
	Three months ended March 31, 2014	Three months ended March 31, 2014
Increase (Decrease) in net assets from:
Operations:

Net increase (decrease) in net assets resulting from operations	—	—

Distributions to shareholders:

Total distributions to shareholders	—	—

Capital share transactions:
Total increase (decrease) in net assets from capital share transactions	—	—

Total increase (decrease) in net assets	—	—

Net assets:
Beginning of period	1,000	1,000

End of period	$1,000	$1,000

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Net Assets (Unaudited)

	Direxion Daily Euro Bull 3X Shares	Direxion Daily Euro Bear 3X Shares
	Three months ended March 31, 2014	Three months ended March 31, 2014
Increase (Decrease) in net assets from:
Operations:

Net increase (decrease) in net assets resulting from operations	—	—

Distributions to shareholders:

Total distributions to shareholders	—	—

Capital share transactions:
Total increase (decrease) in net assets from capital share transactions	—	—

Total increase (decrease) in net assets	—	—

Net assets:
Beginning of period	1,000	1,000

End of period	$1,000	$1,000

	Direxion Daily Gold Bear 1X Shares	Direxion Daily Silver Bear 1X Shares
	Three months ended March 31, 2014	Three months ended March 31, 2014
Increase (Decrease) in net assets from:
Operations:

Net increase (decrease) in net assets resulting from operations	—	—

Distributions to shareholders:

Total distributions to shareholders	—	—

Capital share transactions:
Total increase (decrease) in net assets from capital share transactions	—	—

Total increase (decrease) in net assets	—	—

Net assets:
Beginning of period	1,000	1,000

End of period	$1,000	$1,000

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II

Combined Statements of Changes in Net Assets (Unaudited)

Three months ended March 31, 2014
Increase (Decrease) in net assets from:
Operations:

Net increase (decrease) in net assets resulting from operations	—

Distributions to shareholders:

Total distributions to shareholders	—

Capital share transactions:
Total increase (decrease) in net assets from capital share transactions	—

Total increase (decrease) in net assets	—

Net assets:
Beginning of period	12,000

End of period	$12,000

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows (Unaudited)

	Direxion Daily Gold Bull 3X Shares(a)	Direxion Daily Gold Bull 3X Shares	Direxion Daily Gold Bear 3X Shares(a)	Direxion Daily Gold Bear 3X Shares
	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013
Cash flow from operating activities:
Net income (loss)	$—	$—	$—	$—
Net cash provided by (used in) operating activities	—	—	—	—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—	—	—

Net increase (decrease) in cash	—	—	—	—

Cash, beginning of period	1,000	1,000	1,000	1,000

Cash, end of period	$1,000	$1,000	$1,000	$1,000

	Direxion Daily Silver Bull 3X Shares(a)	Direxion Daily Silver Bull 3X Shares	Direxion Daily Silver Bear 3X Shares(a)	Direxion Daily Silver Bear 3X Shares
	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013
Cash flow from operating activities:
Net income (loss)	$—	$—	$—	$—
Net cash provided by (used in) operating activities	—	—	—	—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—	—	—

Net increase (decrease) in cash	—	—	—	—

Cash, beginning of period	1,000	1,000	1,000	1,000

Cash, end of period	$1,000	$1,000	$1,000	$1,000

(a)	The Fund had not commenced operations as of March 31, 2014.
(b)	Effective date of registration statement.

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows (Unaudited)

	Direxion Daily Japanese Yen Bull 3X Shares(a)	Direxion Daily Japanese Yen Bull 3X Shares	Direxion Daily Japanese Yen Bear 3X Shares(a)	Direxion Daily Japanese Yen Bear 3X Shares
	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013
Cash flow from operating activities:
Net income (loss)	$—	$—	$—	$—
Net cash provided by (used in) operating activities	—	—	—	—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—	—	—

Net increase (decrease) in cash	—	—	—	—

Cash, beginning of period	1,000	1,000	1,000	1,000

Cash, end of period	$1,000	$1,000	$1,000	$1,000

	Direxion Daily Dollar Bull 3X Shares(a)	Direxion Daily Dollar Bull 3X Shares	Direxion Daily Dollar Bear 3X Shares(a)	Direxion Daily Dollar Bear 3X Shares
	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013
Cash flow from operating activities:
Net income (loss)	$—	$—	$—	$—
Net cash provided by (used in) operating activities	—	—	—	—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—	—	—

Net increase (decrease) in cash	—	—	—	—

Cash, beginning of period	1,000	1,000	1,000	1,000

Cash, end of period	$1,000	$1,000	$1,000	$1,000

(a)	The Fund had not commenced operations as of March 31, 2014.
(b)	Effective date of registration statement.

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows (Unaudited)

	Direxion Daily Euro Bull 3X Shares(a)	Direxion Daily Euro Bull 3X Shares	Direxion Daily Euro Bear 3X Shares(a)	Direxion Daily Euro Bear 3X Shares
	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013
Cash flow from operating activities:
Net income (loss)	$—	$—	$—	$—
Net cash provided by (used in) operating activities	—	—	—	—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—	—	—

Net increase (decrease) in cash	—	—	—	—

Cash, beginning of period	1,000	1,000	1,000	1,000

Cash, end of period	$1,000	$1,000	$1,000	$1,000

	Direxion Daily Gold Bear 1X Shares(a)	Direxion Daily Gold Bear 1X Shares	Direxion Daily Silver Bear 1X Shares(a)	Direxion Daily Silver Bear 1X Shares
	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013
Cash flow from operating activities:
Net income (loss)	$—	$—	$—	$—
Net cash provided by (used in) operating activities	—	—	—	—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—	—	—

Net increase (decrease) in cash	—	—	—	—

Cash, beginning of period	1,000	1,000	1,000	1,000

Cash, end of period	$1,000	$1,000	$1,000	$1,000

(a)	The Fund had not commenced operations as of March 31, 2014.
(b)	Effective date of registration statement.

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II(a)

Combined Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2014	Period from December 23, 2013(b) to December 31, 2013
Cash flow from operating activities:
Net income (loss)	$—	—
Net cash provided by (used in) operating activities	—	—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—

Cash, beginning of period	12,000	12,000

Cash, end of period	$12,000	12,000

(a)	The Funds had not commenced operations as of March 31, 2014.
(b)	Effective date of registration statement.

The accompanying notes are an integral part of these financial statements.

DIREXION SHARES ETF TRUST II

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014 (UNAUDITED)

1. ORGANIZATION

Direxion Shares ETF Trust II (the “Trust”) was organized as a Delaware statutory trust on July 12, 2010. A registration statement on Form S-1 pertaining to the shares of the Trust has been filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933. The Trust is organized into twelve separate series (each a “Fund” and collectively, the “Funds”): Direxion Daily Gold Bull 3X Shares, Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares. The Funds with the word “3X” in their names are referred to as the Leveraged Funds. Each series of the Trust listed above issues common units of beneficial interest, which represent units of fractional undivided beneficial interest in and ownership of that respective Fund (“Shares”). Each Fund’s Shares will be offered separately. The Shares of each Fund will be listed on the New York Stock Exchange Archipelago (“NYSE Arca”). As of March 31, 2014, each of the Funds had seed capital of $1,000, but had not commenced operations. Direxion Asset Management, LLC (the “Sponsor”) has subscribed for 25 Units of each of these Funds in exchange for a capital contribution of $1,000 to each Fund.

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

a) Basis of Accounting

Pursuant to rules and regulations of the SEC, financial statements are presented for the Trust as a whole, as the SEC registrant, and for each Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Fund shall be enforceable only against the assets of such Fund and not against the assets of the Trust generally or any other Fund. Accordingly, the assets of one Fund of the Trust include only those funds and other assets that are paid to, held by or distributed to the Trust for the purchase of Shares in that Fund. The accompanying statements of assets and liabilities have been prepared in conformity with GAAP. As of March 31, 2014, no Fund had commenced operations.

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

10. SUBSEQUENT EVENTS

On April 10, 2014, the Direxion Daily Gold Bull 3X Shares and the Direxion Daily Gold Bear 3X Shares commenced operations.

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

Introduction

Direxion Shares ETF Trust II (the “Trust”) was organized as a Delaware statutory trust on July 12, 2010 and is currently organized into twelve separate series (each a “Fund” and collectively, the “Funds”): Direxion Daily Gold Bull 3X Shares, Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares. Each series of the Trust listed above issues common units of beneficial interest which represent units of fractional undivided beneficial interest in and ownership of that respective Fund (“Shares”). Each Fund’s Shares will be offered separately. The Shares of each Fund will be listed on the New York Stock Exchange (“NYSE Arca”). As of March 31, 2014, each of the Funds had seed capital of $1,000, but had not commenced operations. Two of the Funds, Direxion Daily Gold Bull 3X Shares, Direxion Daily Gold Bear 3X Shares, commenced trading on the NYSE Arca on April 10, 2014.

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

Results of Operations

The Sponsor contributed $1,000 to each of the Funds for 25 Units. This capital contribution represented the initial contribution to the Trust. On December 23, 2013, the Sponsor received a notice of effectiveness from the SEC on Form S-1 for its registration of 2,500,000 units respectively in the Direxion Daily Gold Bull 3X Shares and Direxion Daily Gold Bear 3X Shares, as well as, 1,250,000 units respectively in the Direxion Daily Japanese Yen Bull 3X Shares and Direxion Daily Japanese Yen Bear 3X Shares. The Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares were also deemed effective by the SEC on that same day for their registration of 50,000 units respectively, however they have not filed for an approved disclosed document with the NFA. During the three months ended March 31, 2014, none of the Funds had commenced investment activities nor issued units other than initial contribution by the Sponsor noted above. In addition, none of the Funds purchased or owned any Applicable Benchmark Futures Contracts or Other Related Investments during the three months ended March 31, 2014, nor were there any receipts or disbursements of cash from each Fund during this reporting period. Also, none of the Funds received any revenue or capital gains (losses), or incurred any expenses during this reporting period.

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

Expenses incurred during the three months ended March 31, 2014 in connection with organizing the Trust Series and the initial offering costs of the units were borne by RAM, and will not be subject to reimbursement by a Trust Series as none of the Trust Series have commenced operations.

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

Liquidity and Capital Resources

As of March 31, 2014, the Funds have not begun trading activities. A significant portion of the NAV of each Fund is likely to be held in cash and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities as described above. A portion of these investments may be posted as collateral in connection with swap agreements and/or used as margin for each Fund’s trading in futures. Margin requirements in respect of swap agreements are the subject of pending rule proposals issued by the CFTC and the U.S. bank regulators. It is possible that increased margin will apply to swap agreements upon adoption of the new requirements by these regulators. The percentage that U.S. Treasury bills and other short-term fixed-income securities will bear to the total net assets of each Fund will vary from period to period as the market values of the underlying swaps, futures contracts and forward contracts change.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2014, the Funds have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off balance sheet financing arrangements and have no loan guarantee arrangements or off balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

The duly appointed officers of the Trust, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the Trust’s and each Fund’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust and each Trust Series have been effective as of March 31, 2014 covered by this quarterly report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Item 6. Exhibits.

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