Form 10-K
period 2014-06-30
Direxion Shares ETF Trust II
filed 2014-09-12
CIK 1496646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(866) 476-7523

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Common Units of Beneficial Interest	NYSE Arca, Inc.
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of March 31, 2014, the registrant’s most recently completed second fiscal quarter, no Fund was operational.

The number of outstanding units (including units held by affiliates) as of August 31, 2014 are included in the table below:

Direxion Daily Gold Bull 3X Shares	100,025
Direxion Daily Gold Bear 3X Shares	100,025
Direxion Daily Silver Bull 3X Shares	25
Direxion Daily Silver Bear 3X Shares	25
Direxion Daily Japanese Yen Bull 3X Shares	25
Direxion Daily Japanese Yen Bear 3X Shares	25
Direxion Daily Dollar Bull 3X Shares	25
Direxion Daily Dollar Bear 3X Shares	25
Direxion Daily Euro Bull 3X Shares	25
Direxion Daily Euro Bear 3X Shares	25
Direxion Daily Gold Bear 1X Shares	25
Direxion Daily Silver Bear 1X Shares	25

DOCUMENTS INCORPORATED BY REFERENCE: None.

Part I.

Item 1. Business

Summary

Direxion Shares ETF Trust II (the “Trust”) was organized as a Delaware statutory trust on July 12, 2010. The offering of Shares (defined below) of the Trust is registered on Form S-1 with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933. The Trust is organized into twelve separate series (each, a “Fund” and together the “Funds”): Direxion Daily Gold Bull 3X Shares, Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares. Each series of the Trust listed above issues common units of beneficial interest which represent units of fractional undivided beneficial interest in and ownership of that respective Fund (“Shares”). Each Fund’s Shares will be offered separately. The Shares of each Fund are or will be listed on the New York Stock Exchange Archipelago (“NYSE Arca”). On April 10, 2014, two series of the Trust commenced operations: the Direxion Daily Gold Bull 3X Shares and the Direxion Daily Gold Bear 3X Shares (“Gold 3X Funds”). As of June 30, 2014, the last day of the Trust’s most recently completed fiscal year, all other series of the Trust had seed capital of $1,000, but had not commenced operations. Direxion Asset Management, LLC (the “Sponsor”) has subscribed for 25 Units of each Fund in exchange for a capital contribution of $1,000 to each Fund.

The Sponsor serves as the Trust’s commodity pool operator, and is registered as such with the U.S. Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). In its capacity as a commodity pool operator, the Sponsor is an organization which operates or solicits funds for commodity pools, in which funds contributed by a number of persons are combined for the purpose of trading futures contracts. Rafferty Asset Management, LLC is the parent and the sole owner of the Sponsor. Wilmington Trust Company serves as Trustee of the Trust (the “Trustee”).

Groups of Funds are collectively referred to in this Annual Report on Form 10-K in several different ways. References to “3X Bull Funds,” “3X Bear Funds,” or “1X Bear Funds” refer to the different Funds based upon their investment objectives, but without distinguishing among the Funds’ benchmarks. References to “Commodity Index Funds,” “Commodity Funds” and “Currency Funds” refer to the different Funds according to their general benchmark categories without distinguishing among the Funds’ investment objectives or Fund-specific benchmarks. References to “Gold Funds”, “Silver Funds”, “Yen Funds”, “Dollar Funds”, and “Euro Funds” refer to the different Funds based upon their investment objective and their general benchmark categories. Each “3X Bull Fund” Fund seeks daily investment results (before fees and expenses) that correspond to three times (3x) of the daily performance of its corresponding benchmark. Each “3X Bear Fund” seeks daily investment results (before fees and expenses) that correspond to three times the inverse (-3x) of the daily performance of its corresponding benchmark. As further described below, each “1X Bear Fund” seeks daily investment results (before fees and expenses) that correspond to the inverse (-1x) of the daily performance of its corresponding benchmark. Daily performance is measured from the calculation of the beginning net asset value per Share (“NAV”) to the ending NAV on that particular day.

Each of the Funds generally invests in Financial Instruments (i.e., instruments whose value is derived from the value of an underlying asset, rate or index, including futures contracts, swap agreements, forward contracts and other instruments) as a substitute for investing directly in commodities or currencies in order to gain exposure to the commodity futures index, commodity, currency or exchange rate, equity volatility index or applicable commodity or financial futures contracts. Financial Instruments also are used to produce economically “inverse,” “inverse leveraged” or “leveraged” investment results Funds.

Each Fund seeks investment results for a single day only, not for longer periods. A “single day” is measured from the close of the markets on one trading day as of which a Fund calculates its respective NAV to the close of the markets on the next day the Fund’s calculate its NAV. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from -1x, -3x or 3x of the return of the index to which such Fund is benchmarked for that period. These Funds will lose money if its benchmark’s performance is flat over time, and it is possible for these Funds to lose money over time even if its benchmark’s performance increases (or decreases, in the case of a -1X Fund or -3X Fund). Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Fund’s returns. Daily compounding of a Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. These Funds are riskier than similarly benchmarked exchange-traded funds that are not leveraged. Accordingly, these Funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.

Each Fund will continuously offer and redeem its Shares in blocks of 50,000 Shares (“Creation Units”). Only an authorized participant, an entity that has entered into an Authorized Participant Agreement with the Sponsor or the Trust on behalf of one or more of the Funds (“Authorized Participant”), may purchase and redeem Shares from a Fund and then only in Creation Units. Shares of the Funds are offered to Authorized Participants in Creation Units at each Fund’s respective net asset value per Share (“NAV”). Creation Units in a Fund are expected to be created when there is sufficient demand for Shares in such Fund that the market price per Share is at a premium to the NAV per Share. Authorized Participants will likely sell such Shares to the public at prices that are expected to reflect, among other factors, the trading price of the Shares of such Fund and the supply of and demand for the Shares at the time of sale and are expected to fall between NAV and the trading price of the Shares at the time of sale. Similarly, it is expected that Creation Units in a Fund will be redeemed when the market price per Share of such Fund is at a discount to the NAV per Share. The Sponsor expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price of the Shares to track the NAV per Share of a Fund closely over time. Retail investors seeking to purchase or sell Shares on any day are expected to effect such transactions in the secondary market at the market price per Share, rather than in connection with the creation or redemption of Creation Units. The Shares of each Fund will be listed on the NYSE Arca. Secondary market purchases and sales of Shares are subject to ordinary brokerage commissions and charges.

Shares from the same Creation Unit may be offered at different times and may have different offering prices based upon the above factors. Authorized Participants will not receive from any Fund, the Sponsor, or any of their affiliates, any fee or other compensation in connection with their sale of Shares to the public. The difference between the price paid by the Authorized Purchaser for a Share and the price paid to such Authorized Purchaser by an investor purchasing such Share may be deemed underwriting compensation.

Creation Units are purchased, subject to acceptance by the Funds’ distributor, Foreside Fund Services, LLC (the “Distributor”), when an Authorized Participant deposits a specified amount of cash in exchange for a specified number of Creation Units. Similarly, Creation Units are redeemed generally for cash. In certain limited circumstances, the Sponsor in its sole discretion may agree with an Authorized Participant to use an exchange of futures for related position to effect an order to purchase or redeem Creation Units. Except when aggregated in Creation Units, Shares are not redeemable by the Funds. The prices at which creations and redemptions occur are based on the next calculation of NAV after an order is received in a form described in the Authorized Participant Agreement and the related Authorized Participant Handbook. The manner by which Creation Units are purchased and redeemed is dictated by the terms of the Authorized Participant Agreement and Authorized Participant Handbook. By placing a purchase order, an Authorized Participant generally agrees to deposit cash with U.S. Bank, N.A., the custodian of the Funds.

The Sponsor maintains an Internet website at www.direxioninvestments.com, through which monthly account statements and the Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objectives and Principal Investment Strategies

Each Fund seeks, on a daily basis, to provide investment results that correspond (before fees and expenses) to a multiple or inverse multiple of the performance of a benchmark. The Funds do not seek to achieve their stated objective over a period greater than one day. Because the Funds seek investment results for a single day only (as measured from the time a Fund calculates its NAV to the time of the Fund’s next NAV calculation) and, in the case of the Leveraged Funds, on a leveraged and/or inverse leveraged basis, each Fund is different from most exchange-traded funds.

Investment objectives of the Leveraged Bull Funds: Each Leveraged Bull Fund seeks daily leveraged investment results (before fees and expenses) that correlate positively to three times (300%) the daily return of its target benchmark. The Leveraged Bull Funds do not seek to achieve their stated objective over a period greater than one day. If a Leveraged Bull Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately three times as much on a percentage basis as the level of its corresponding benchmark when the benchmark rises. Conversely, its value on a given day (before fees and expenses) should lose approximately three times as much on a percentage basis as the level of its corresponding benchmark when the benchmark declines. Each Leveraged Bull Fund acquires long exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Leveraged Bull Fund’s benchmark, such that each Leveraged Bull Fund has exposure intended to approximate three times (300%) of its corresponding benchmark at the time of its NAV calculation.

Investment objectives of the Leveraged Bear Funds: Each Leveraged Bear Fund seeks daily leveraged investment results (before fees and expenses) that correlate to three times the inverse (-300%) of the daily return of its target benchmark. The Leveraged Bear Funds do not seek to achieve their stated objective over a period greater than one day. If a Leveraged Bear Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately three times as much on a percentage basis as the level of its corresponding benchmark when the benchmark declines. Conversely, its value on a given day (before fees and expenses) should lose approximately three times as much on a percentage basis as the level of its corresponding benchmark when the benchmark rises. Each Leveraged Bear Fund acquires short exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable Leveraged Bull Fund’s benchmark, such that each Leveraged Bull Fund has exposure intended to approximate three times the inverse (-300%) of its corresponding benchmark at the time of its NAV calculation.

Investment objectives of the 1X Bear Funds: Each 1X Bear Fund seeks daily investment results (before fees and expenses) that correlate to the inverse (-100%) of the daily return of its target benchmark. The 1X Bear Funds do not seek to achieve their stated objective over a period greater than one day. If a 1X Bear Fund is successful in meeting its objective, its value on a given day (before fees and expenses) should gain approximately as much on a percentage basis as the level of its corresponding benchmark when the benchmark declines. Conversely, its value on a given day (before fees and expenses) should lose approximately as much on a percentage basis as the level of its corresponding benchmark when the benchmark rises. Each 1X Bear Fund acquires short exposure through any one of or combinations of Financial Instruments, including Financial Instruments with respect to the applicable 1X Bull Fund’s benchmark, such that each 1X Bull Fund has exposure intended to approximately equal the inverse (-100%) of its corresponding benchmark at the time of its NAV calculation.

Principal Investment Strategies

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

Each Commodity Fund will seek to achieve its investment objective by investing in futures contracts related to its benchmark commodity. As such, the Gold Funds will invest in gold futures contracts traded on the Commodity Exchange, Inc. (“COMEX”, an affiliate of the CME) (“Gold Futures Contracts”), and the Silver Funds will invest in silver futures contracts traded on COMEX (“Silver Futures Contracts”, and, collectively with Gold Futures Contracts, “Commodity Futures Contracts”). In the event position limits or position accountability levels are reached with respect to the Commodity Futures Contracts, or if trading of such Commodity Futures Contracts is suspended due to price fluctuation limits being reached or if the CME imposes any other suspension or limitation on trading in a Commodity Futures Contract, the Sponsor may, in its commercially reasonable judgment, cause the Commodity Funds to obtain exposure through cash-settled, exchange-traded options on Commodity Futures Contracts, as applicable, and forward contracts and swaps if such instruments tend to exhibit trading prices or returns that correlate with any Commodity Futures Contract and will further the investment objective of such Commodity Fund (collectively, “Commodity Financial Instruments”).

Each Currency Fund will seek to achieve its investment objective by investing in futures contracts related to its benchmark currency. As such, the Yen Funds will invest in Japanese Yen futures contracts traded on the CME (“Yen Futures Contracts”), the Euro Funds will invest in Euro futures traded on the CME (“Euro Futures Contracts”), and the Dollar Funds will invest in U.S. Dollar Index futures contracts traded on the ICE Futures U.S. (“ICE”) (“Dollar Futures Contracts”, and, collectively with Yen Futures Contracts and Euro Futures Contracts, “Currency Futures Contracts”). For each Currency Fund except the Dollar Funds, which invest in futures contracts that do not have position limits, accountability levels or price fluctuation limits, in the event position limits or position accountability levels are reached with respect to the applicable Currency Futures Contracts, or if trading of such Currency Futures Contracts is suspended due to price fluctuations limits being reached or if the CME or ICE (with respect to the Dollar Funds), as applicable, imposes any other suspension or limitation on trading in a Currency Futures Contract, the Sponsor may, in its commercially reasonable judgment, cause the Currency Funds to obtain exposure through cash-settled, exchange-traded options on Currency Futures Contracts, as applicable, and forward contracts and swaps, as applicable, if such instruments tend to exhibit trading prices or returns that correlate with any Currency Futures Contract and will further the investment objective of such Currency Fund (collectively, “Currency Financial Instruments”).

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

When a Fund holds futures contracts nearing expiration, the Fund will generally replace such positions with futures contracts that have a later expiration. Thus, for example, a contract purchased and held in August of a certain year may specify a September expiration in that same year. For a Leveraged Bull Fund, as that contract nears expiration, it may be replaced by selling the September contract and purchasing the contract expiring in December of that year. This process is referred to as “rolling” and may incur additional brokerage and other fees for the Funds. Additionally, “rolling” futures contracts may subject the Funds to additional risks.

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

Information About Financial Instruments and Commodities Markets

Futures Contracts

A futures contract is a standardized contract traded on, and subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a commodity at a specified time and place. Futures contracts are traded on a wide variety of commodities, including bonds, interest rates, agricultural products, stock indices, currencies, energy, metals and other assets or indices. The size and length of futures contracts on a particular commodity are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller.

The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowance for brokerage commissions, constitutes the profit or loss to the trader. Some futures contracts, such as stock index contracts and certain commodity futures contracts, settle in cash (reflecting the difference between the contract purchase/sale price and the contract settlement price) rather than by delivery of the underlying commodity.

Swap Agreements

Swap agreements are bilateral derivative contracts that are entered into primarily by institutional investors for a specified period ranging from a day to more than a year. Swap agreements do not involve the delivery of securities or other underlying assets. In a standard swap, the parties agree to exchange the returns on an “underlier,” which could be an asset, an investment, loans or a basket of equity investments, an instrument or an index in exchange for a fixed or floating rate of return based on an interest rate (commonly referred to as the interest rate leg of the swap) in respect of a predetermined (notional) amount.

The Dodd-Frank Act imposes new regulatory requirements on certain swap agreements that may ultimately impact the ability of a Fund to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap”. The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, certain additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign derivatives, such as foreign exchange options, certain currency swaps and non-deliverable forwards.

Currently, participants may enter into some swap agreements over-the-counter. The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if a Fund enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require a Fund to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

On April 11, 2013, the CFTC published a final rule to exempt swaps between certain affiliated entities within a corporate group from the clearing requirement. The rule permits affiliated counterparties to elect not to clear a swap subject to the clearing requirement if, among other things, the counterparties are majority-owned affiliates whose financial statements are included in the same consolidated financial statements and whose swaps are documented and subject to a centralized risk management program. However, the exemption does not apply to swaps entered into by affiliated counterparties with unaffiliated counterparties.

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

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as a Fund) in the form of higher fees and expenses that related to trading swaps. On June 27, 2013, the Division of Swap Dealer and Intermediary Oversight issued a time-limited no-action letter delaying the implementation of some of the documentation requirements placed on “swap dealers” and “major swap participants” for certain foreign exchange forwards and swaps until September 1, 2013.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively.

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as certain of the Funds) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as certain of the Funds), regular reporting requirements for equity, foreign exchange and other commodity swaps began on May 29, 2013 and reporting of all historical swaps for all asset classes began on September 30, 2013.

It is expected that swap agreements will be contracted for directly with counterparties. Unlike most of the exchange-traded futures contracts or exchange-traded options on the futures contracts, each party to such contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract. To reduce the credit risk that arises in connection with such contracts, a Fund will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of its overall exposure to its counterparty.

Additionally, the Sponsor, being affiliated with a complex of exchange-traded funds registered under the 1940 Act that extensively utilize swap agreements, has long-standing relationships with large financial institutions for the purpose of entering into swap agreements. The Sponsor relies on this history of dealing when choosing counterparties for Financial Instruments held by the Funds. In addition, the Sponsor assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty pursuant to established guidelines. Furthermore, the Sponsor on behalf of the corresponding Fund only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, and (d) producers, users or traders of an underlying commodity or currency, whether or not regulated by the CFTC. Any entity acting as a counterparty must be regulated in either the United States or the United Kingdom unless otherwise approved by the Sponsor. Existing counterparties are also reviewed periodically by the Sponsor. A Fund will also require that the counterparty be highly rated and/or provide collateral or other credit support.

Swaps are usually entered into on a net basis, that is, the two payment streams are netted out in a cash settlement on the payment date or dates specified in the agreement with the parties receiving or paying, as the case may be, only the net amount of the two payments. In a typical swap agreement entered into by a Bull Fund, absent fees, transaction costs and interest, the Bull Fund would be entitled to settlement payments in the event the benchmark increases and would be required to make payments to the swap counterparty in the event the benchmark decreases. In a typical swap agreement entered into by an Bear Fund, absent fees, transaction costs and interest, the Bear Fund would be required to make payments to the swap counterparty in the event the benchmark increases and would be entitled to settlement payments in the event the benchmark decreases.

Money Market Instruments

Money market instruments are short-term debt instruments that have a remaining maturity of 397 days or less and exhibit high quality credit profiles. Money market instruments may include U.S. government securities, securities issued by governments of other developed countries and repurchase agreements.

U.S. Futures Exchanges

Futures exchanges provide centralized market facilities for trading futures contracts and options (but not forward contracts) in which multiple persons have the ability to execute or trade contracts by accepting bids and offers from multiple participants. Members of, and trades executed on, a particular exchange are subject to the rules of that exchange. Among the principal exchanges in the United States are the Chicago Board Options Exchange, Incorporated (“CBOE”), the CME (which includes, among others, the CBOT and the NYMEX) and the ICE.

Each futures exchange in the United States has an associated “clearing house.” Clearing houses provide services designed to transfer credit risk and ensure the integrity of trades. Once trades between members of an exchange have been confirmed or cleared, the clearing house becomes substituted for each buyer and each seller of contracts traded on the exchange and, in effect, becomes the other party to each trader’s open position in the market. Thereafter, each party to a trade looks only to the clearing house for performance. The clearing house generally establishes some sort of security or guarantee fund to which all clearing members of the exchange must contribute. This fund acts as an emergency buffer which is intended to enable the clearing house to meet its obligations with regard to the other side of an insolvent clearing member’s contracts. Furthermore, clearing houses require margin deposits and continuously mark positions to market to provide some assurance that their members will be able to fulfill their contractual obligations. Thus, members effecting futures transactions on an organized exchange do not bear the risk of the insolvency of the party on the opposite side of the trade; their credit risk is limited to the respective solvencies of their commodity broker and the clearing house. The clearing house “guarantee” of performance on open positions does not run to customers. If a member firm goes bankrupt, customers could lose money.

Regulation

Futures exchanges in the United States are subject to regulation under the CEA, by the CFTC, the governmental agency having responsibility for regulation of futures exchanges and trading on those exchanges.

The CFTC has exclusive authority to designate exchanges for the trading of specific futures contracts and options of futures contracts and to prescribe rules and regulations of the marketing of each. The CFTC also regulates the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator, such as the Sponsor, to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, the Funds. The CEA gives the CFTC similar authority with respect to the activities of commodity trading advisors, such as the Sponsor, and requires commodity trading advisors to maintain current and accurate records within the United States. If the registration of a Sponsor as a commodity trading advisor were to be terminated, restricted or suspended, the Sponsor would be unable, until such time (if any) as such registration were to be reinstated, to render trading advice to the Funds. The Funds themselves are not registered with the CFTC in any capacity. Therefore, if the Sponsor were unable to provide services and/or trading advice to the Funds, the Funds would be unable to pursue their investment objectives unless and until the Sponsor’s ability to provide services and trading advice to the Funds was reinstated or a replacement for the Sponsor as commodity pool operator and/or commodity trading advisor could be found. Such an event could result in termination of the Funds. The CEA requires all FCMs to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CEA also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Under certain circumstances, the CEA grants shareholders the right to institute a reparations proceeding before the CFTC against the Sponsor (as a registered commodity pool operator and commodity trading advisor), an FCM, as well as those of their respective employees who are required to be registered under the CEA. Shareholders may also be able to maintain a private right of action for certain violations of the CEA.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only SRO for commodities professionals other than exchanges. As such, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, FCMs, introducing brokers and their respective associated persons and floor brokers. The Sponsor is a member of the NFA (the Funds themselves are not required to become members of the NFA). As an NFA member, the Sponsor is subject to NFA standards relating to fair trade practices, financial condition, and consumer protection.

The CEA and CFTC regulations prohibit market abuse and generally require that all futures exchange-based trading be conducted in compliance with rules designed to ensure the integrity of market prices and without any intent to manipulate prices. CFTC regulations and futures exchange rules also impose limits on the size of the positions that a person may hold or control as well as standards for aggregating certain positions.

The rules of the CFTC and the futures exchanges also authorize special emergency actions to halt, suspend or limit trading overall or to restrict, halt, suspend or limit the trading of an individual trader or to otherwise impose special reporting or margin requirements.

Daily Limits

Most U.S. futures exchanges limit the amount of fluctuation in some futures contract or options on futures contract prices during a single day by regulations. These regulations specify what are referred to as “daily price fluctuation limits” or more commonly “daily limits.” Once the daily limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit. Once the daily price fluctuation limit is reached, the limit is reset after a five minute trading halt.

Margin

“Initial” or “original” margin is the minimum amount of funds that a futures trader must deposit with his commodity broker in order to initiate futures contract trading. Maintenance margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin so as to maintain open positions. A margin deposit is like a cash performance bond. It helps assure the futures trader’s performance of the futures contracts he purchases or sells. The minimum amount of margin required in connection with a particular futures contract is set by the exchange on which such contract is traded and is subject to change at any time during the term of the contract. Futures contracts are customarily bought and sold on margins that represent a very small percentage (ranging upward from less than 2%) of the aggregate purchase or sales price of the contract. Because of such low margins, price fluctuations occurring in the futures markets may create profits and losses that are greater, in relation to the amount invested, than are customary in other forms of investments.

Brokerage firms carrying accounts for traders in futures contracts may not accept lower, and may require higher, amounts of margin as a matter of policy in order to afford further protection for themselves.

Margin requirements are computed each day by a commodity broker. At the close of each trading day, each open futures contract is marked to market, that is, the gain or loss on the position is calculated from the prior day’s close. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the commodity broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position.

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed a rule addressing this statutory right of certain market participants but has not yet implemented any final rules.

Description of the Commodity Benchmarks

Gold

The Direxion Daily Gold Bear 1X Shares, Direxion Daily Gold Bull 3X Shares and Direxion Daily Gold Bear 3X Shares (the “Gold Funds”) attempt to provide daily investment results (before fees and expenses) that correlate to -100%, 300% or -300% of the daily performance of their target benchmark. Specifically, the benchmark for the Gold Funds is the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month for 100 troy ounces of gold, specified by the Chicago Mercantile Exchange (the “CME”) to be of a grade and quality that shall assay to a minimum of 995 fineness, as measured in U.S. Dollars and cents per troy ounce with a minimum fluctuation of $0.10 per troy ounce (the “Gold Benchmark Futures Contract”). The benchmark’s value will be calculated as the last sale price published by the CME on or before 4:00 p.m. E.T. (the “Daily Last Sale Value”) for the Gold Benchmark Futures Contract and may reflect trades occurring and published by the CME outside the normal trading session for the Gold Benchmark Futures Contract.

Silver

The Direxion Daily Silver Bear 1X Shares, Direxion Daily Silver Bull 3X Shares and Direxion Daily Silver Bear 3X Shares (the “Silver Funds,” and collectively with the Gold Funds, the “Commodity Funds”) attempt to provide daily investment results (before fees and expenses) that correlate to -100%, 300% or -300% of the daily performance of their target benchmark. Specifically, the benchmark for the Silver Funds is the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month for 5,000 troy ounces of silver, specified by the CME to be at a grade and quality that shall assay to a minimum of 999 fineness, as measured in U.S. Dollars and cents per troy ounce with a minimum fluctuation of $0.10 per troy ounce (the “Silver Benchmark Futures Contract”). The Daily Last Sale Value for the Silver Benchmark Futures Contract may reflect trades occurring and published by the CME outside the normal trading session for the Silver Benchmark Futures Contract.

Descriptions of the Currency Benchmarks

Yen

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

Euro

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

Dollar

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

Creation and Redemption of Shares

Each Fund creates and redeems Shares from time to time, but only in one or more Creation Units. A Creation Unit is a block of 50,000 Shares of a Fund. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The manner by which Creation Units are purchased and redeemed is dictated by the terms of the Authorized Participant Agreement and Authorized Participant Handbook. By placing a purchase order, an Authorized Participant agrees to deposit cash with the Custodian of the Funds. If permitted by the Sponsor in its sole discretion with respect to a Fund, an Authorized Participant also agrees to enter into or arrange for an exchange of futures for related position or block trade with the relevant Fund whereby the Authorized Participant would also transfer to such Fund a number and type of exchange-traded futures contracts at or near the closing settlement price for such contracts on the purchase order date. Similarly, the Sponsor in its sole discretion may agree with an Authorized Participant to use an exchange of futures for related position to effect an order to redeem Creation Units.

An exchange of futures for related position is a technique permitted by the rules of the applicable futures exchange that, as utilized by a Fund in the Sponsor’s discretion, would allow such Fund to take a position in a futures contract from an Authorized Participant, or give futures contracts to an Authorized Participant, in the case of a redemption, rather than to enter the futures exchange markets to obtain such a position. An exchange of futures for related position by itself will not change either party’s net risk position materially. Because the futures position that a Fund would otherwise need to take in order to meet its investment objective can be obtained without unnecessarily impacting the financial or futures markets or their pricing, exchanges of futures for related positions can generally be viewed as transactions beneficial to a Fund. A block trade is a technique that permits certain Funds to obtain a futures position without going through the market auction system and can generally be viewed as a transaction beneficial to the Fund.

Authorized Participants pay a fixed transaction fee of $250 in connection with each order to create or redeem a Creation Unit in order to compensate U.S. Bancorp Fund Services, LLC (“USBFS”) for services in processing the creation and redemption of Creation Units and to offset the costs of increasing or decreasing derivative positions. Authorized Participants also may pay a variable transaction fee of up to 0.50% of the value of the Creation Unit for each Fund that is purchased or redeemed unless the transaction fee is waived or otherwise adjusted by the Sponsor. The Sponsor provides such Authorized Participant with prompt notice in advance of any such waiver or adjustment of transaction fee. Authorized Participants may sell the Shares included in the Creation Units they purchase from the Funds to other investors.

The form of Authorized Participant Agreement and related Authorized Participant Handbook set forth the procedures for the creation and redemption of Creation Units and for the payment of cash required for such creations and redemptions. The Sponsor may delegate its duties and obligations under the form of Authorized Participant Agreement to Foreside or the Administrator without consent from any shareholder or Authorized Participant. The form of Authorized Participant Agreement and the related procedures attached thereto may be amended by the Sponsor without the consent of any shareholder or Authorized Participant. Authorized Participants who purchase Creation Units from a Fund receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Fund, and no such person has any obligation or responsibility to the Sponsor or the Fund to effect any sale or resale of Shares.

Authorized Participants are cautioned that some of their activities may result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus delivery and liability provisions of the Securities Act of 1933, as amended (the “1933 Act”), as described in “Plan of Distribution.” The difference between the price paid by the Authorized Purchaser for a Share and the price paid to such Authorized Purchaser by an investor purchasing such Share may be deemed underwriting compensation.

Each Authorized Participant must be registered as a broker-dealer under the Exchange and regulated by Financial Industry Regulatory Authority (“FINRA”), or exempt from being, or otherwise is not be required to be, so regulated or registered, and must be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may be regulated under federal and state banking laws and regulations. Each Authorized Participant must have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Authorized Participants may act for their own accounts or as agents for broker -dealers, custodians and other securities market participants that wish to create or redeem Creation Units.

Persons interested in purchasing Creation Units should contact the Sponsor or the Administrator to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants are only able to redeem their Shares through an Authorized Participant.

Pursuant to the Authorized Participant Agreement, the Sponsor agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of Creation Units is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail. The Trust Agreement and the form of Authorized Participant Agreement are filed as exhibits to the registration statement of which this Prospectus is a part.

Creation Procedures

On any Business Day, an Authorized Participant may place an order with the Distributor to create one or more Creation Units. For purposes of processing both purchase and redemption orders, a “Business Day” means any day other than a day when any of the NYSE, NYSE Arca, CBOE, CFE, CME (including CBOT and NYMEX) or ICE or other exchange material to the valuation or operation of the Funds is closed for regular trading.

Purchase orders must be placed by the applicable cut-off time shown on page 17 or earlier if the NYSE closes before the cut-off time. If a purchase order is received prior to the applicable cut-off time, the day on which Foreside receives a valid purchase order is the purchase order date. If the purchase order is received after the applicable cut-off time, the purchase order date will be the next business day. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of such Creation Units, an Authorized Participant’s DTC account will be charged the nonrefundable transaction fee due for the purchase order.

Determination of Required Payment

The total payment required to create each Creation Unit is the NAV of 50,000 Shares of the applicable Fund on the purchase order date plus the applicable transaction fee. For each Fund, Authorized Participants have create/redeem cut-off times prior to the NAV calculation time, which may be different from the close of U.S. markets, as shown in the table on page 17.

Delivery of Cash

Cash required for settlement will typically be transferred to the Custodian through: (1) the Continuous Net Settlement (“CNS”) clearing process of NSCC, as such processes have been enhanced to effect creations and redemptions of Creation Units; or (2) the facilities of DTC on a Delivery Versus Payment (DVP) basis, which is the procedure in which the buyer’s payment for securities is due at the time of delivery. Security delivery and payment are simultaneous. If the Custodian does not receive the cash by the market close on the first Business Day following the purchase order date (T+1), such order may be charged interest for delayed settlement or cancelled. The Sponsor reserves the right to extend the deadline for the Custodian to receive the cash required for settlement up to the third Business Day following the purchase order date (T+3). In the event a purchase order is cancelled, the Authorized Participant will be responsible for reimbursing the Fund for all costs associated with cancelling the order including costs for repositioning the portfolio. At its sole discretion, the Sponsor may agree to a delivery date other than T+3. Additional fees may apply for special settlement. The Creation Unit will be delivered to the Authorized Participant upon the Custodian’s receipt of the purchase amount.

Suspension or Rejection of Purchase Orders

In respect of any Fund, the Sponsor may, in its discretion, suspend the right to purchase, or postpone the purchase settlement date, (1) for any period during which any of the NYSE, NYSE Arca, CBOE, CME (including CBOT and NYMEX) or ICE or other exchange material to the valuation or operation of the Funds is closed or when trading is suspended or restricted on such exchanges in any of the underlying Benchmark Futures Contract; (2) for any period during which an emergency exists as a result of which the fulfillment of a purchase order is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Sponsor also may reject a purchase order if:

•	it determines that the purchase order is not in proper form;

•	the Sponsor believes that the purchase order would have adverse tax consequences to any Fund or its shareholders;

•	the order would in the opinion of counsel be illegal; or

•	circumstances outside the control of the Sponsor make it, for all practical purposes, not feasible to process creations of Creation Units.

None of the Sponsor, the Administrator or the Custodian will be liable for the suspension or rejection of any purchase order.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Creation Units mirror the procedures for the creation of Creation Units. On any Business Day, an Authorized Participant may place an order with the Distributor to redeem one or more Creation Units. If a redemption order is received prior to the applicable cut-off time, the day on which Foreside receives a valid redemption order is the redemption order date. If the redemption order is received after the applicable cut-off time, the redemption order date will be the next business day. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual shareholders may not redeem directly from a Fund.

By placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the applicable Fund not later than noon (Eastern Time), on the first Business Day immediately following the redemption order date (T+1). The Sponsor reserves the right to extend the deadline for the Fund to receive the Creation Units required for settlement up to the third Business

Day following the redemption order date (T+3). By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant must wire to the Custodian the non-refundable transaction fee due for the redemption order or any proceeds due will be reduced by the amount of the fee payable. At its sole discretion, the Sponsor may agree to a delivery date other than T+3. Additional fees may apply for special settlement.

Determination of Redemption Proceeds

The redemption proceeds from a Fund consist of the cash redemption amount and, if permitted by the Sponsor in its sole discretion with respect to a Fund, an exchange of futures for related position or block trade with the relevant Fund as described in “Creation and Redemption of Shares” above. The cash redemption amount is equal to the NAV of the number of Creation Unit(s) of such Fund requested in the Authorized Participant’s redemption order as of the time of the calculation of such Fund’s NAV on the redemption order date, less transaction fees and any amounts attributable to any applicable exchange of futures for related position or block trade.

Delivery of Redemption Proceeds

The redemption proceeds due from a Fund are delivered to the Authorized Participant at noon (Eastern Time), on the third Business Day immediately following the redemption order date if, by such time on such Business Day immediately following the redemption order date, a Fund’s DTC account has been credited with the Creation Units to be redeemed. The Fund should be credited through: (1) the CNS clearing process of NSCC, as such processes have been enhanced to effect creations and redemptions of Creation Units; or (2) the facilities of DTC on a Delivery Versus Payment basis. If a Fund’s DTC account has not been credited with all of the Creation Units to be redeemed by such time, the redemption distribution is delivered to the extent whole Creation Units are received. Any remainder of the redemption distribution is delivered on the next Business Day to the extent any remaining whole Creation Units are received if: (1) the Sponsor receives the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time to time, determine, and (2) the remaining Creation Units to be redeemed are credited to the Fund’s DTC account by noon (Eastern Time), on such next Business Day. Any further outstanding amount of the redemption order may be cancelled. The Authorized Participant will be responsible for reimbursing a Fund for all costs associated with cancelling the order including costs for repositioning the portfolio.

The Sponsor is also authorized to deliver the redemption distribution notwithstanding that the Creation Units to be redeemed are not credited to the Fund’s DTC account by noon (Eastern Time), on the third Business Day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Creation Units through DTC’s book-entry system on such terms as the Sponsor may determine from time-to-time.

Suspension or Rejection of Redemption Orders

In respect of any Fund, the Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which any of the NYSE, NYSE Arca, CBOE, CFE, CME, CBOT, NYMEX or ICE or other exchange material to the valuation or operation of the Funds is closed or when trading is suspended or restricted on such exchanges in any of the underlying Benchmark Futures Contract; (2) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable; or (3) for such other period as the Sponsor determines to be necessary for the protection of the shareholders. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Sponsor will reject a redemption order if the order is not in proper form as described in the form of Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.

Creation and Redemption Cut-Off Times

Except as otherwise indicated above, creation and redemption transactions must be placed each day with the Distributor prior to the creation/redemption cut-off time shown below or earlier if the NYSE closes before such cut-off time to receive that day’s NAV.

FUND	Creation/Redemption Cut-off	NAV Calculation Time
Direxion Daily Gold Bear 1X Shares	4:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Direxion Daily Gold Bull 3X Shares	4:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Direxion Daily Gold Bear 3X Shares	4:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Direxion Daily Silver Bear 1X Shares	4:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Direxion Daily Silver Bull 3X Shares	4:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Direxion Daily Silver Bear 3X Shares	4:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Direxion Daily Japanese Yen Bull 3X Shares	4:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Direxion Daily Japanese Yen Bear 3X Shares	4:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Direxion Daily U.S. Dollar Bull 3X Shares	4:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Direxion Daily U.S. Dollar Bear 3X Shares	4:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Direxion Daily Euro Bull 3X Shares	4:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)
Direxion Daily Euro Bear 3X Shares	4:00 p.m. (Eastern Time)	4:00 p.m. (Eastern Time)

Creation and Redemption Transaction Fee

To compensate USBFS for services in processing the creation and redemption of Creation Units and to offset some or all of the transaction costs, an Authorized Participant may be required to pay a fixed transaction fee of $250 per order to create or redeem Creation Units and may pay a variable transaction fee of up to 0.50% of the value of a Creation Unit for each Fund. An order may include multiple Creation Units. The transaction fee may be reduced, increased or otherwise changed by the Sponsor at its sole discretion.

Special Settlement

The Sponsor may allow for early settlement of purchase or redemption orders. Such arrangements may result in additional charges to the Authorized Participant.

Net Asset Value

A Fund’s NAV means the total assets of the Fund including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of such Fund, consistently applied under the accrual method of accounting. In particular, NAV includes any unrealized profit or loss on open Financial Instruments, and any other credit or debit accruing to a Fund but unpaid or not received by a Fund. The NAV per Share of each Fund is computed by dividing the value of the net assets of such Fund (i.e., the value of its total assets less total liabilities) by its total number of Shares outstanding. Expenses and fees are accrued daily and taken into account for purposes of determining NAV. Each Fund’s NAV is calculated on each business day that the NYSE is open. The Funds compute their NAVs at the times set forth below, or such earlier time that the NYSE may close.

Fund	NAV Calculation Time
Direxion Daily Gold Bear 1X Shares	4:00 p.m. (Eastern Time)
Direxion Daily Gold Bull 3X Shares	4:00 p.m. (Eastern Time)
Direxion Daily Gold Bear 3X Shares	4:00 p.m. (Eastern Time)
Direxion Daily Silver Bear 1X Shares	4:00 p.m. (Eastern Time)
Direxion Daily Silver Bull 3X Shares	4:00 p.m. (Eastern Time)
Direxion Daily Silver Bear 3X Shares	4:00 p.m. (Eastern Time)
Direxion Daily Japanese Yen Bull 3X Shares	4:00 p.m. (Eastern Time)
Direxion Daily Japanese Yen Bear 3X Shares	4:00 p.m. (Eastern Time)
Direxion Daily U.S. Dollar Bull 3X Shares	4:00 p.m. (Eastern Time)
Direxion Daily U.S. Dollar Bear 3X Shares	4:00 p.m. (Eastern Time)
Direxion Daily Euro Bull 3X Shares	4:00 p.m. (Eastern Time)
Direxion Daily Euro Bear 3X Shares	4:00 p.m. (Eastern Time)

In calculating the indicative NAV of a Fund, the settlement value of the Fund’s non-exchange traded Financial Instruments is determined by applying the then-current disseminated value for the applicable benchmark to the terms of such Fund’s non-exchange traded Financial Instruments. However, in the event that an underlying Benchmark Future Contract is not trading due to the operation of daily limits or otherwise, the Sponsor may in its sole discretion choose to fair value the index level in order to value the Fund’s non-exchange traded Financial Instruments for purposes of the NAV calculation. Such fair value prices would generally be determined based on available inputs about the current value of the underlying Reference Assets and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards.

All open futures contracts traded on an exchange are calculated at their then current market value, which is based upon the settlement or the last traded price before the NAV calculation time, for that particular futures contract traded on the applicable exchange on the date with respect to which NAV is being determined; provided, that if a futures contract traded on an exchange could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day.

The Funds’ daily NAVs may be found at www.direxionfunds.com.

Intraday Indicative Value (“IIV”)

The IIV is an indicator of the value of the Financial Instruments and cash and receivables less liabilities of a Fund at the time the IIV is disseminated. The NYSE Arca calculates and disseminates every 15 seconds throughout the trading day an updated IIV. The IIV is calculated by the NYSE Arca using the prior day’s closing net assets of the Fund as a base and updating throughout the trading day changes in the value of swap agreements, futures contracts and forward contracts held by the Fund. The IIV should not be viewed as an actual real time update of the NAV because NAV is calculated only once at the end of each trading day. The IIV also should not be viewed as a precise value of the Shares.

The NYSE Arca disseminates the IIV. In addition, the IIV is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Purchases and Sales in the Secondary Market on the NYSE Arca

The Shares of each Fund will be listed on the NYSE Arca under the ticker symbols listed below. Secondary market purchases and sales of Shares are subject to ordinary brokerage commissions and charges.

Fund	Ticker
Direxion Daily Gold Bull 3X Shares	BAR
Direxion Daily Gold Bear 3X Shares	BARS

No other Fund is operational and thus not listed on the NYSE Arca. Prior to August 25, 2014, the ticker symbols for the Direxion Daily Gold Bull 3X Shares and the Direxion Daily Gold Bear 3X Shares were GLDL and GLDS, respectively.

Fees and Expenses

Management Fee

Each Fund pays the Sponsor a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.95% per annum of its average daily NAV. No other management fee is paid by the Fund. The Management Fee is paid in consideration of the Sponsor’s trading advisory services and the other services provided to the Funds that the Sponsor pays directly.

Organizational and Offering Expenses

Expenses incurred in connection with organizing each Fund and the initial offering of each Fund’s Shares were paid by the Sponsor or its affiliates. The Sponsor or its affiliates will not be reimbursed in connection with the payment of the organizational and offering expenses. The Funds are not required to reimburse the Sponsor or any affiliates for any costs incurred for any related period.

Brokerage Commissions and Fees

Each Fund pays all brokerage commissions, including applicable exchange fees, NFA fees and give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investments in CFTC regulated investments.

Routine Operational, Administrative and Other Ordinary Expenses

Each Fund pays all of its routine operational, administrative and other ordinary expenses, including, but not limited to (i) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to Shareholders; (ii) the payment of any distributions related to redemption of Shares; (iii) payment for routine services of the Trustee, legal counsel and independent accountants; (iv) payment for routine accounting, bookkeeping, administration, custody, transfer agency services and compliance services, whether performed by an outside service provider or by Affiliates of the Sponsor; (v) licensing fees; (vi) postage and insurance; (vii) costs and expenses associated with investor relations, including K-1 services; (viii) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund; and (ix) extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto). The Sponsor may, in its discretion, pay or reimburse the Fund for, or waive a portion of its management fee to offset, expenses that would otherwise be borne by the Fund.

Selling Commission

Retail investors may purchase and sell Shares through traditional brokerage accounts. Investors are expected to be charged a customary commission by their brokers in connection with purchases of Shares that will vary from investor to investor. Investors are encouraged to review the terms of their brokerage accounts for applicable charges. Also, the excess, if any, of the price at which an Authorized Participant sells a Share over the price paid by such Authorized Participant in connection with the creation of such Share in a Creation Unit may be deemed to be underwriting compensation.

Other Transaction Costs

The Funds bear other transaction costs including the effects of trading spreads and financing costs associated with the use of Financial Instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund). The Funds intend their Shares to be offered in highly liquid markets and therefore expect costs relating to trading spreads will be low.

Employees

The Trust has no employees.

Item 1A. Risk Factors.

These risk factors should be read in connection with the other information included in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Funds’ Financial Statements and the related Notes to the Funds’ Financial Statements.

Each of the Funds seeks to provide investment returns (before fees and expenses) of a multiple or inverse multiple (e.g. 300%, -300% or -100%) of the returns of an underlying benchmark for a single trading day and not for any other period. The Funds do not and should not be expected to return 300%, -300% or -100%, as applicable, of the return of their benchmark over any period of time other than from the close of markets on one trading day to the close of markets on the following trading day. The terms “daily,” “day,” and “trading day,” refer to the period from the close of the markets one trading day to the close of the markets on the next trading day.

The Funds are designed to provide benchmark exposure to sophisticated traders who actively monitor and manage their portfolios and understand:

(a)	for all Funds, the consequences of daily objectives;

(b)	for each Fund with the word “3X” in their names (the “Leveraged Funds”), the risks associated with leverage; and

(c)	for each Fund with the word “Bear 1X” (the “1X Bear Funds”) or “Bear 3X” (the “Leveraged Bear Funds”) in its name, the risks associated with shorting.

(1)	Implications of daily objectives: The exposure to the target index received by an investor who purchases shares at a time other than at the close of trading on a business day will deviate from the stated 300%, -300% or -100% investment objective by an amount determined by the benchmark performance since the beginning of trading on that business day. If an investor holds a Fund’s shares beyond the close of markets on one trading day or days (i.e. past when a Fund’s portfolio and exposure are rebalanced), the investor’s overall return is likely to deviate from 300%, -300% or -100% (as applicable) of the benchmark index’s performance for the period the shares are held.

(2)	Implications of Leverage: Each Leveraged Fund magnifies risk through the pursuit of leveraged investment results. If a Leveraged Fund’s underlying benchmark index moves 33% or more in a given business day in a direction adverse to the Fund, the Fund’s investors would lose all of their money.

(3)	Implications of Shorting: Each 1X Bear Fund and Leveraged Bear Fund pursues investment goals that are inverse to the performance of their benchmark, an investment style known as “shorting”, which is an investment strategy opposite of most mutual funds and exchange traded funds.

An investment in any Fund entails risk. Each Fund could lose money or its performance could trail that of other investment alternatives. The Sponsor cannot guarantee that the Fund will achieve its objective. The summary risk factors set forth below are intended merely to highlight certain risks that apply to some or all of the Funds.

•	Intra-Day Investment Risk: The Funds seek daily investment results, which should not be equated with seeking an investment goal for shorter than a day. Thus, an investor who purchases Fund shares after the close of the markets on one trading day and before the close of the markets on the next trading day will likely have more, or less, than the target investment exposure to the benchmark, depending upon the movement of the benchmark from the end of one trading day until the time of purchase. If the benchmark moves in a direction favorable to the Fund the Fund’s net assets will rise by the same amount as the Fund’s exposure. Conversely, if the benchmark moves in a direction adverse to the Fund, the Fund’s net assets will decline by the same amount as the Fund’s exposure. Since each Fund starts each trading day with exposure to the benchmark equal to its target (i.e. 300%, -300% or -100%, as applicable), a change in both exposure and the net assets of a Fund by the same amount results in a change in the comparative relationship of the two. As an example (using simplified numbers), if a Leveraged Bull Fund had $100 in net assets at the market close on Day 1, it would seek $300 of exposure to the next-trading-day’s benchmark performance. If the benchmark rose by 1% by noon on the following trading day, the exposure of the Fund will have risen by 1% to $303 and the net assets will have risen by that $3 gain to $103. With net assets of $103 and exposure of $303, an investor at that point (noon) would be receiving 294% exposure of her investment instead of 300%.

•	Compounding and Market Volatility Risk: There can be no guarantee that a Fund will achieve a high degree of correlation with its investment objective relative to its benchmark. A failure to achieve a high degree of correlation may prevent a Fund from achieving its investment objective. A number of factors may adversely affect a Fund’s correlation with its benchmark, including fees, expenses, transaction costs, costs associated with the Funds’ use of leveraged investment techniques, income items and accounting standards. A Fund may be subject to large movements of assets into and out of the Fund, potentially resulting in the Fund being over- or under-exposed to its benchmark. Each Leveraged Fund seeks to rebalance its portfolio daily to keep leverage consistent with each Fund’s daily investment objective. Each Fund does not attempt to, and should not be expected to, provide returns which are a multiple of the return of its benchmark for periods other than a single day. Each Fund rebalances its portfolio on a daily basis, increasing exposure in response to that day’s gains or reducing exposure in response to that day’s losses. This means that for a period longer than one day, the pursuit of daily goals may result in daily leveraged compounding for the Funds. It also means that the return of a benchmark over a period of time greater than one day multiplied by the Fund’s daily target generally will not equal the Fund’s performance over that same period. As a result, over time, the cumulative percentage increase or decrease in the value of the Fund’s portfolio may diverge significantly from the cumulative percentage increase or decrease in the multiple of the return of the Fund’s underlying benchmark due to the compounding effect of losses and gains on the returns of the Fund. The effect of compounding becomes more pronounced on the Fund’s performance as the Index experiences volatility.

•

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

•	Leverage Risk: The Leveraged Funds use leveraged investment techniques in seeking to achieve their respective investment objectives. Leverage should cause a Leveraged Fund to lose more money in market environments adverse to its daily investment objectives than a Fund that does not employ leverage, which could result in the total loss of an investor’s investment.

•	Gain Limitation Risk: The Sponsor will attempt to position each Leveraged Fund’s portfolio to ensure that a Fund does not lose more than 90% of its net asset value on a given day. The cost of such downside protection will be limitations on a Fund’s gains. As a consequence, a Fund’s portfolio may not be responsive to benchmark movements beyond 30% in a given day in a direction favorable to the Fund.

•	Commodity Risk: An investment in a Commodity Fund is subject to risks associated with its applicable benchmark commodity. Changes in the commodity markets due to new commodity-linked instruments being available, large purchases or sales of commodities by world governments, supply and demand for a commodity or other market or political factors may affect the price of a commodity. Such price movement may, in turn, negatively affect the performance of a Commodity Fund.

•	Currency Risk: An investment in a Currency Fund is subject to risks associated with its applicable benchmark currency. Debt and trade deficit levels of relevant foreign countries, interest rates, inflation rates or other market or political factors may affect the price of a currency-related investments. Such price movement may, in turn, negatively affect the performance of a Currency Fund.

•	New Fund Risk: The Funds have no prior operating history. There can be no assurance that a Fund will grow to or maintain an economically viable size, in which case the Sponsor may recommend that a Fund be liquidated.

The return of a target benchmark over a period of time greater than one day multiplied by the Fund’s daily target (e.g., -100%, 300% or -300%) generally will not equal the Fund’s performance over that same period. (See, “Understanding Compounding” below for further information). Over a period of time in excess of one trading day, the cumulative percentage increase or decrease in the NAV of the Shares of a Fund may diverge significantly from a multiple, inverse multiple or inverse of the cumulative percentage decrease or increase in the relevant benchmark due to a compounding effect. (See compounding examples below under “Understanding Compounding” for further information). Price volatility, which is exacerbated by the use of leverage, may possibly cause the total loss of an investor’s investment and may adversely impact performance over periods longer than one day. (See discussion and charts below under “Effects of Volatility on Compounding” for further information on effects of price volatility).

While close tracking of any Fund to its benchmark may be achieved on any single trading day, over time the cumulative percentage increase or decrease in the NAV of the Shares of a Fund may diverge significantly from the cumulative percentage decrease or increase in the relevant benchmark (times the stated multiple in the Fund’s objective) due to a compounding effect. The Funds do not seek to achieve their stated investment objective over a period of time greater than one day because mathematical compounding prevents the Funds from achieving such results. A Fund will lose money if its benchmark’s performance is flat over time, and it is possible for a Fund to lose money over time even if its benchmark’s performance increases (or decreases in the case of a Bear Fund), as a result of daily rebalancing, the benchmark’s volatility and compounding. Longer holding periods, higher benchmark volatility, inverse exposure and greater leverage each affect the impact of compounding on a Fund’s return. Daily compounding of a Leveraged Fund’s investment returns can dramatically and adversely impact its longer-term performance during periods of high volatility. Volatility can be at least as important to a Fund’s return for a period as the return of the Fund’s underlying benchmark.

Each Leveraged fund uses leverage and should produce daily returns that are more volatile than that of its benchmark. The Funds are not appropriate for all investors and present different risks than other funds. The Funds use leverage and are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in a Fund if he or she understands the risks associated with the use of leverage, consequences of seeking daily leveraged or daily inverse leveraged investment results and, with respect to the Funds seeking an inverse result, the risk of shorting. Daily objective funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor a Fund’s performance and reevaluate their investment position at the end of every day. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily. The Funds are not intended to be used by, and are not appropriate for, investors who intend to hold positions without engaging in such daily reevaluation. Investors who do not understand the Funds or do not intend to manage the funds on a daily basis should not buy the Funds.

Understanding Compounding

Each Fund seeks to rebalance its portfolio daily to keep exposure consistent with its daily investment objective. Each Fund does not attempt to, and should not be expected to, provide returns which are a multiple of the return of its target benchmark for periods other than a single trading day. This is due to a mathematical concept called compounding, which exists in all investments, but has a more significant impact on leveraged funds. Each Fund rebalances its portfolio on a daily basis, increasing exposure in response to that day’s gains or reducing exposure in response to that day’s losses. This means that the return of a target benchmark over a period of time greater than one day multiplied by the Fund’s daily target (e.g., -100%, 300% or -300%) generally will not equal the Fund’s performance over that same period. In general, during periods of higher benchmark volatility, compounding will cause results for periods longer than a single day to be less than 300% or -300% of the return of the benchmark. This effect becomes more pronounced as volatility increases. Conversely, in periods of lower benchmark volatility (particularly when combined with higher benchmark returns), leveraged fund returns over longer periods can be greater than 300% or -300% of the return of the benchmark. Actual returns for a particular period, before fees and expenses, are also dependent on the magnitude of the benchmark return in addition to the benchmark volatility. The following examples are intended to illustrate how compounding works:

Compounding Example 1 – Benchmark Lacks A Trend

Consider the following four funds: “Benchmark Fund” is a traditional benchmark fund which seeks (before fees and expenses) to match (100%) the performance of the XYZ benchmark. “Bull Fund” is a hypothetical leveraged Fund, similar to a Leveraged Bull Fund, and seeks daily leveraged investment results (before fees and expenses) that correspond to 300% of the daily performance of the XYZ benchmark. “Bear Fund” is a hypothetical leveraged Fund, similar to a Leveraged Bear Fund, and seeks daily leveraged investment results (before fees and expenses) that correspond to -300% of the daily performance of the XYZ benchmark. “1X Bear Fund” is a hypothetical Fund, similar to a 1X Bear Fund, and seeks daily leveraged investment results (before fees and expenses) that correspond to -100% of the daily performance of the XYZ benchmark.

On Tuesday, the value of the XYZ benchmark increases in value from $100 to $105, a gain of 5%. On Wednesday, the value of the XYZ benchmark declines from $105 back to $100, a loss of 4.76%. In the aggregate, over the two trading days presented, the value XYZ benchmark has not moved.

A $100 investment in the Benchmark Fund would be expected to gain $5.00 (5%) on Tuesday and lose $5.00 (4.76%) on Wednesday to return to its original value. The following example assumes a $100 investment in the Benchmark Fund when the XYZ Benchmark is also valued at $100:

BENCHMARK FUND

Day	Benchmark Value	Benchmark Daily Performance	Benchmark Cumulative Performance	Value of Investment	Investment Cumulative Performance
	$100.00			$100.00
Tuesday	$105.00	5.00%	5.00%	$105.00	5.00%
Wednesday	$100.00	-4.76%	0.00%	$100.00	0.00%

The same $100 investment in the Bull Fund, however, would be expected to gain 15% on Tuesday (300% of 5%) but decline 14.28% (300% of -4.76%) on Wednesday.

BULL FUND

Day	Benchmark Value	Benchmark Daily Performance	300% of Benchmark Daily Performance	Value of Investment	Benchmark Cumulative Performance	Investment Cumulative Performance
	$100.00			$100.00
Tuesday	$105.00	5.00%	15.00%	$115.00	5.00%	15.00%
Wednesday	$100.00	-4.76%	-14.28%	$98.58	0.00%	-1.42%

Although the percentage decline is smaller on Wednesday than the percentage gain on Tuesday, the loss is applied to a higher principal amount so the investment in the Bull Fund has a loss even when the aggregate benchmark value for the two-day period has not declined.

Because the Bear Fund seeks leveraged inverse returns, the same $100 investment in the Bear Fund would be expected to lose 15% on Tuesday and then gain 14.28% on Wednesday.

BEAR FUND

Day	Benchmark Value	Benchmark Daily Performance	-300% of Benchmark Daily Performance	Value of Investment	Benchmark Cumulative Performance	Investment Cumulative Performance
	$100.00			$100.00
Tuesday	$105.00	5.00%	-15.00%	$85.00	5.00%	-15.00%
Wednesday	$100.00	-4.76%	14.28%	$97.14	0.00%	-2.86%

Because the gain on Wednesday is multiplied by the already-diminished investment, the investment in the Bear Fund does not make up its Monday losses even though the benchmark has returned to its original value.

The same $100 investment in the 1X Bear Fund still would be subject to mathematical compounding, even though it is not a leveraged Fund. On Tuesday, it would be expected to lose 5% (-100% of 5%) but rise 4.76% (-100% of -4.76%) on Wednesday.

1X BEAR FUND

Day	Benchmark Value	Benchmark Daily Performance	-100% of Benchmark Daily Performance	Value of Investment	Benchmark Cumulative Performance	Investment Cumulative Performance
	$100.00			$100.00
Tuesday	$105.00	5.00%	-5.00%	$95.00	5.00%	-5.00%
Wednesday	$100.00	-4.76%	4.76%	$99.52	0.00%	-0.48%

Similar to the Bear Fund, the percentage gain on Wednesday is applied to a smaller investment in the 1X Bear Fund, and therefore does not make up the entirety of Tuesday’s losses even though the benchmark has no aggregate change over the two days.

Compounding Example 2 – Benchmark Has A Clear Trend

Compounding will not always result in greater losses. If the benchmark trends in one direction (e.g. increases in value for two consecutive trading days), the compounded return will outperform the benchmark’s cumulative performance multiplied by 300%, -300% or -100% (as applicable). For example, if the value of the XYZ Benchmark were to increase to $110 on Wednesday (instead of decline back to $100 as it had in the prior example), the resulting performance of the hypothetical Benchmark Fund, Bull Fund, Bear Fund and 1X Bear Fund would be as follows:

BENCHMARK FUND

Day	Benchmark Value	Benchmark Daily Performance	Benchmark Cumulative Performance	Value of Investment	Investment Cumulative Performance
	$100.00			$100.00
Tuesday	$105.00	5.00%	5.00%	$105.00	5.00%
Wednesday	$110.00	4.76%	10.00%	$110.00	10.00%

BULL FUND

Day	Benchmark Value	Benchmark Daily Performance	300% of Benchmark Daily Performance	Value of Investment	Benchmark Cumulative Performance	Investment Cumulative Performance
	$100.00			$100.00
Tuesday	$105.00	5.00%	15.00%	$115.00	5.00%	15.00%
Wednesday	$110.00	4.76%	14.28%	$131.42	10.00%	31.42%

BEAR FUND

Day	Benchmark Value	Benchmark Daily Performance	-300% of Benchmark Daily Performance	Value of Investment	Benchmark Cumulative Performance	Investment Cumulative Performance
	$100.00			$100.00
Tuesday	$105.00	5.00%	-15.00%	$85.00	5.00%	-15.00%
Wednesday	$110.00	4.76%	-14.28%	$72.86	10.00%	-27.14%

1X BEAR FUND

Day	Benchmark Value	Benchmark Daily Performance	-100% of Benchmark Daily Performance	Value of Investment	Benchmark Cumulative Performance	Investment Cumulative Performance
	$100.00			$100.00
Tuesday	$105.00	5.00%	-5.00%	$95.00	5.00%	-5.00%
Wednesday	$110.00	4.76%	-4.76%	$90.48	10.00%	-9.52%

In the above example, the benchmark’s cumulative performance was 10%, but the Bull Fund gained slightly more than 30% (300% of 10%), due to the fact that Wednesday’s additional gains were applied to a higher investment amount. Additionally, although the benchmark’s trend was adverse to the performance of both the Bear Fund and the 1X Bear Fund on both days, the cumulative loss to the investment was less than 30% and 10% (respectively), due to the fact that Wednesday’s additional losses were applied to an already-lowered investment amount.

Because the benchmark trended in one direction, compounding improved the cumulative performance of the Bull Fund, Bear Fund and 1X Bear Fund. This would also be true if the benchmark trended in the other direction. However, in that instance, the Bear Fund and 1X Bear Fund would outgain -300% and -100% (respectively) of the benchmark’s cumulative performance and the Bull Fund’s losses would be slightly less than 300% of the benchmark’s cumulative performance.

The above examples are intended to illustrate how compounding affects an investment in a Fund held for longer than a trading day. As demonstrated, the Funds do not and should not be expected to return 300%, -300% or -100%, as applicable, of the return of their benchmark over any period of time other than from the close of markets on one trading day to the close of markets on the following trading day.

Effects of Volatility on Compounding

For investments held beyond the close of markets on a trading day, volatility in the performance of the benchmark from day to day will exacerbate the effects of compounding on a Fund’s returns. To illustrate this, consider the following two examples:

Compounding Volatility Example 1 – Benchmark Experiences Low Volatility

BULL FUND

Day	Benchmark Value	Benchmark Daily Performance	300% of Benchmark Daily Performance	Value of Investment	Benchmark Cumulative Volatility	Benchmark Cumulative Performance	Investment Cumulative Performance
	$100.00			$100.00
Monday	$104.00	4.00%	12.00%	$112.00		4.00%	12.00%
Tuesday	$103.00	-0.96%	-2.88%	$108.77	56%	3.00%	8.77%
Wednesday	$104.00	0.97%	2.91%	$111.94	40%	4.00%	11.94%
Thursday	$105.00	0.96%	2.88%	$115.17	33%	5.00%	15.17%
Friday	$104.00	-0.95%	-2.86%	$111.88	32%	4.00%	11.88%
Monday	$105.00	0.96%	2.88%	$115.10	29%	5.00%	15.10%

In the above example, the benchmark’s cumulative return for the 6 days presented is 5.00%. Because the benchmark experienced very low volatility, the return of the Fund (i.e. 15.10%) is closely correlated with 300% of that benchmark return (i.e. 300% of 5% = 15.00%).

Compounding Volatility Example 2 – Benchmark Experiences High Volatility

BULL FUND

Day	Benchmark Value	Benchmark Daily Performance	300% of Benchmark Daily Performance	Value of Investment	Benchmark Cumulative Volatility	Benchmark Cumulative Performance	Investment Cumulative Performance
	$100.00			$100.00
Monday	$110.00	10.00%	30.00%	$130.00		10.00%	30.00%
Tuesday	$104.00	-5.45%	-16.36%	$108.73	173%	4.00%	8.73%
Wednesday	$100.00	-3.85%	-11.54%	$96.18	135%	0.00%	-3.82%
Thursday	$108.00	8.00%	24.00%	$119.27	126%	8.00%	19.27%
Friday	$110.00	1.85%	5.56%	$125.89	109%	10.00%	25.89%
Monday	$105.00	-4.55%	-13.64%	$108.72	107%	5.00%	8.72%

Like the prior example, in the above example, the benchmark’s cumulative return for the 6 days presented is 5.00%. In this example, however, the benchmark experienced high volatility. As a result, the return of the Fund (i.e. 8.72%) has very little relationship to 300% of that benchmark return (i.e. 300% of 5% = 15.00%). Because the Fund was held for a longer period than one trading day and the benchmark experienced high volatility, the Fund’s return diverged significantly from 300% of the benchmark return for the longer period.

The annualized historical volatility rate for each Fund’s target benchmark for the five-year period ended June 30, 2014 is as follows:

Target Benchmark	Annualized Historical Volatility Rate
Gold Benchmark Futures Contract	18.24%
Silver Benchmark Futures Contract	34.11%
Yen Benchmark Futures Contract	9.86%
Euro Benchmark Futures Contract	9.44%
Dollar Benchmark Futures Contract	7.52%

The highest annual volatility rate for each Fund’s target benchmark during the five-year period ended June 30, 2014 is as follows:

Target Benchmark	Highest Annual Volatility Rate
Gold Benchmark Futures Contract	22.92%
Silver Benchmark Futures Contract	45.11%
Yen Benchmark Futures Contract	8.72%
Euro Benchmark Futures Contract	12.31%
Dollar Benchmark Futures Contract	11.12%

The annualized performance for each Fund’s target benchmark for the five-year period ended June 30, 2014 is as follows:

Target Benchmark	Annualized Performance
Gold Benchmark Futures Contract	6.30%
Silver Benchmark Futures Contract	7.37%
Yen Benchmark Futures Contract	-1.49%
Euro Benchmark Futures Contract	-1.38%
Dollar Benchmark Futures Contract	-0.49%

Historical benchmark volatility and performance are not indications of what the benchmark volatility and performance will be in the future. This information is intended to simply underscore the fact that the Funds are not intended to be used by, and are not appropriate for, investors who do not intend to actively monitor and manage their portfolios.

The tables below illustrate the impact of two factors that affect a leveraged, an inverse leveraged or inverse fund’s performance, benchmark volatility and benchmark return. Benchmark volatility is a statistical measure of the magnitude of fluctuations in the returns of a benchmark and is calculated as the standard deviation of the natural logarithms of one plus the benchmark return (calculated daily), multiplied by the square root of the number of trading days per year (assumed to be 252). The tables show estimated fund returns for a number of combinations of benchmark volatility and benchmark return over a one-year period. To isolate the impact of daily leveraged, inverse leveraged, or inverse exposure, the graphs assume: a) no fund expenses or transaction costs; b) borrowing/lending rates of zero percent; and c) the fund consistently maintained perfect exposure (300%, -300% or -100%) as of the fund’s NAV time each day. If these assumptions were different, the fund’s performance would be different then that shown. If fund expenses, transaction costs and financing expenses were included, the fund’s performance would be different than shown. The Funds’ actual returns may be significantly greater or less than the returns shown above as a result of any of the factors discussed above or under the risk factor describing correlation or intra-day investment risk.

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to 300% (3x) the Daily Performance of a Benchmark.

One Year Index	300% One Year Index	Volatility Rate
Return	Return	10%	25%	50%	75%	100%
-60%	-180%	-93.8%	-94.7%	-97.0%	-98.8%	-99.7%
-50%	-150%	-87.9%	-89.6%	-94.1%	-97.7%	-99.4%
-40%	-120%	-79.0%	-82.1%	-89.8%	-96.0%	-98.9%
-30%	-90%	-66.7%	-71.6%	-83.8%	-93.7%	-98.3%
-20%	-60%	-50.3%	-57.6%	-75.8%	-90.5%	-97.5%
-10%	-30%	-29.3%	-39.6%	-65.6%	-86.5%	-96.4%
0%	0%	-3.0%	-17.1%	-52.8%	-81.5%	-95.0%
10%	30%	29.2%	10.3%	-37.1%	-75.4%	-93.4%
20%	60%	67.7%	43.3%	-18.4%	-68.0%	-91.4%
30%	90%	113.2%	82.1%	3.8%	-59.4%	-89.1%
40%	120%	166.3%	127.5%	29.6%	-49.2%	-86.3%
50%	150%	227.5%	179.8%	59.4%	-37.6%	-83.2%
60%	180%	297.5%	239.6%	93.5%	-24.2%	-79.6%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to -300% or Three Times the Inverse (-3x) of the Daily Performance of a Benchmark.

One Year Index	-300% One Year Index	Volatility Rate
Return	Return	10%	25%	50%	75%	100%
-60%	180%	1371.5%	973.9%	248.6%	-46.5%	-96.1%
-50%	150%	653.4%	449.8%	78.5%	-72.6%	-98.0%
-40%	120%	336.0%	218.2%	3.3%	-84.2%	-98.9%
-30%	90%	174.6%	100.4%	-34.9%	-90.0%	-99.3%
-20%	60%	83.9%	34.2%	-56.4%	-93.3%	-99.5%
-10%	30%	29.2%	-5.7%	-69.4%	-95.3%	-99.7%
0%	0%	-5.8%	-31.3%	-77.7%	-96.6%	-99.8%
10%	-30%	-29.2%	-48.4%	-83.2%	-97.4%	-99.8%
20%	-60%	-45.5%	-60.2%	-87.1%	-98.0%	-99.9%
30%	-90%	-57.1%	-68.7%	-89.8%	-98.4%	-99.9%
40%	-120%	-65.7%	-75.0%	-91.9%	-98.8%	-99.9%
50%	-150%	-72.1%	-79.6%	-93.4%	-99.0%	-99.9%
60%	-180%	-77.0%	-83.2%	-94.6%	-99.2%	-99.9%

Estimated Fund Return Over One Year When the Fund Objective is to Seek Daily Investment Results, Before Fees and Expenses, that Correspond to -100% or the Inverse (-1x) of the Daily Performance of a Benchmark.

One Year Index	-100% One Year Index	Volatility Rate
Return	Return	10%	25%	50%	75%	100%
-60%	60%	148.55%	134.42%	95.28%	43.98%	-5.83%
-50%	50%	99.13%	87.77%	56.26%	15.23%	-24.77%
-40%	40%	66.08%	56.57%	30.21%	-4.08%	-37.57%
-30%	30%	42.43%	34.25%	11.56%	-17.98%	-46.76%
-20%	20%	24.67%	17.47%	-2.47%	-28.38%	-53.72%
-10%	10%	10.83%	4.44%	-13.28%	-36.52%	-58.79%
0%	0%	-0.25%	-6.04%	-22.08%	-42.90%	-63.23%
10%	-10%	-9.32%	-14.64%	-29.23%	-48.27%	-66.67%
20%	-20%	-16.89%	-21.75%	-35.24%	-52.72%	-69.67%
30%	-30%	-23.29%	-27.84%	-40.25%	-56.41%	-71.94%
40%	-40%	-28.78%	-33.01%	-44.63%	-59.81%	-74.32%
50%	-50%	-33.55%	-37.52%	-48.57%	-62.60%	-76.19%
60%	-60%	-37.72%	-41.51%	-51.96%	-65.19%	-78.12%

Because the Funds rebalance daily, intra-day investment may result in a shareholder receiving greater or lesser exposure to the underlying benchmark than the Fund’s investment objective.

The Funds seek daily investment results which should not be equated with seeking a goal for shorter than a single trading day. An investor who purchases shares at any time other than prior to the opening of markets on a given trading day will generally receive more, or less, than 300%, -300% or -100% (as applicable) exposure to the benchmark for that day, depending on the performance of the benchmark from start of the trading day until the time of investment. If the benchmark moves in a direction favorable to the Fund, the investor will receive exposure to the benchmark less than the target exposure for the Fund (300%, -300% or -100%). Conversely, if the benchmark moves in a direction adverse to the Fund, the investor will receive exposure to the benchmark greater than the target exposure. Since a Leveraged Bull Fund, Leveraged Bear Fund and 1X Bear Fund start each trading day with exposure that is 300%, -300% and -100%, respectively, of its net assets, a change in both the exposure and the net assets of a Fund by the same absolute amount results in a change in the comparative relationship of the two. As an example (using simplified numbers), if a Leveraged Bull Fund had $100 in net assets at the close of the market on a trading day, it would seek $300 of exposure to the following trading day’s benchmark performance. If the benchmark rose by 1% by noon on that following trading day, the exposure of the Leveraged Bull Fund will have risen by 1% to $303 and the net assets will have risen by that $3 gain to $103. With net assets of $103 and exposure of $303, an investor at that point would be receiving 294% exposure of her investment for the remainder of that trading day instead of 300%.

The table below shows the relationship between benchmark movement intra-day and the resulting exposure for an intra-day investment in a Leveraged Bull Fund, Leveraged Bear Fund and 1X Bear Fund. For example, consider a Leveraged Bull Fund that begins the trading day with a value of $100 and an investor purchases shares at noon. As indicated below, if the benchmark has risen to $105 by noon (i.e. gained 5%) the investor’s exposure would be 247% of the performance of the benchmark until the end of that trading day. Conversely, if the benchmark has declined to $95 by noon (i.e. a 5% loss), the investor’s exposure would be 335% of the performance of the benchmark until the end of that trading day. As the table below shows, the resulting exposure becomes more dramatic as the change in benchmark value becomes greater (e.g. rising or declining by 20%).

Intra-Day Exposure Table – Benchmark Starts Trading day at $100

Benchmark Value at Time of Investment	Benchmark Change Since Start of Trading Day	Resulting Leveraged Bull Fund Exposure	Resulting Leveraged Bear Fund Exposure	Resulting Leveraged 1X Bear Fund Exposure
$95.00	-5.00%	335%	-248%	-90%
$97.00	-3.00%	319%	-267%	-94%
$99.00	-1.00%	306%	-288%	-98%
$100.00	0.00%	300%	-300%	-100%
$101.00	1.00%	294%	-312%	-102%
$103.00	3.00%	283%	-340%	-106%
$105.00	5.00%	274%	-371%	-111%

While close tracking of any Fund to its benchmark may be achieved for any single trading day, several factors may affect their ability to consistently achieve this correlation.

While the Funds do not expect that their daily returns will deviate adversely from their respective daily investment objectives, there is no guarantee that the Fund will achieve its daily target. Several factors may affect their ability to achieve this correlation, such as: (1) a Fund’s expenses, including fees, transaction costs and the cost of the investment techniques employed by that Fund (such as costs related to the purchase, sale and storage of the commodities or currencies and the cost of leverage, all of which may be embedded in Financial Instruments used by a Fund); (2) an imperfect correlation between the performance of instruments held by a Fund, futures contracts and swaps, and the performance of the applicable underlying commodities indices, commodities or currencies in the cash market; (3) bid-ask spreads; (4) holding instruments traded in a market that has become illiquid or disrupted; (5) a Fund’s share prices being rounded to the nearest cent and/or valuation methodologies; (6) the need to conform a Fund’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (7) early and unanticipated closings of the markets on which the holdings of a Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions; (8) accounting standards; and (9) changes to a benchmark that are not disseminated in advance.

Further, in order to achieve a high degree of correlation with their applicable underlying benchmarks, the Funds seek to rebalance their portfolios daily to keep exposure consistent with their investment objectives. Being materially under- or over-exposed to the benchmarks may prevent such Funds from achieving a high degree of correlation with their applicable underlying benchmarks. Market disruptions or closure, large amounts of assets into or out of the Funds, regulatory restrictions or extreme market volatility will adversely affect such Funds’ ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the benchmarks’ movements during each day. Because of this, it is unlikely that the Funds will be perfectly exposed (i.e., 300%, -300% or -100%, as applicable) at the end of each day, and the likelihood of being materially under- or over-exposed is higher on days when the benchmark levels are volatile near the close of the trading day. In addition, unlike other funds that do not rebalance their portfolios as frequently, each Fund may be subject to increased trading costs associated with daily portfolio rebalancings in order to maintain appropriate exposure to the underlying benchmarks. Such costs include commissions paid to the FCM, and may vary by FCM. The effects of these trading costs have been estimated and included in the breakeven table. See “Charges—Breakeven Table” below.

The Leveraged Funds’ use of leverage and/or each Fund’s use of short positions should be considered to be speculative and could result in the total loss of an investor’s investment.

The Leveraged Funds use leveraged investment techniques in seeking to achieve their respective investment objectives. Leverage should cause a Leveraged Fund to lose more money in market environments adverse to its daily investment objectives than a Fund that does not employ leverage, which could result in the total loss of an investor’s investment.

Because the Leveraged Bull Funds and Leveraged Bear Funds include a 300% multiplier, an intra-day price movement of 33% or more in a relevant benchmark could result in the total loss of an investor’s investment if that price movement is contrary to the investment objective of the Fund in which an investor has invested. In addition to the leveraged risk in which a one-day 33% upward move in a benchmark underlying a Leveraged Bear Fund would result in the total loss of an investor’s investment, a benchmark could, in theory, rise infinitely in a one-day period, so a bearish swap agreement or short position in related futures or forward contracts would expose an Leveraged Bear Fund and a 1X Bear Fund to theoretically unlimited liability.

Because liability due to losses will be segregated to either a Leveraged Bull Fund or a Leveraged Bear Fund, as applicable, losses to investors in one Leveraged Bull Fund from such exposure will not subject investors in the corresponding Leveraged Bear Fund to such exposure, and vice versa.

Each Fund seeks to provide investment return results that correspond (before fees and expenses) to a multiple or an inverse multiple of the daily performance of a benchmark at all times, even during periods when the applicable benchmark is flat as well as when the benchmark is moving in a manner which causes the Fund’s NAV to decline, thereby causing losses to such Fund.

The Funds’ investments in futures contracts and Financial Instruments are not actively managed by traditional methods (e.g., by effecting changes in the composition of a portfolio on the basis of judgments relating to economic, financial and market considerations with a view toward obtaining positive results under all market conditions). Rather, each Fund seeks investment results that correspond (before fees and expenses) to a multiple of or an inverse multiple of the daily performance of a benchmark in accordance with each Fund’s investment objective, even during periods in which the benchmark is flat or moving in a manner which causes the NAV of a Fund to decline. It is possible to lose part or all of your money over time when an underlying benchmark is up for the corresponding Leveraged Bull Fund, or down for the corresponding Leverage Bear Fund or 1X Bear Fund, due to the effects of daily rebalancing, volatility and compounding (see the risk factors above for additional details).

The value of the Shares of each Fund relates directly to the value of, and realized profit or loss from, the Financial Instruments and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares.

Each Fund is subject to market risks that can affect the value of its shares. These risks include political, regulatory, market and economic developments, including developments that impact specific economic sectors, industries or segments of the market. A Leveraged Bull Fund typically would lose value on a day when its underlying benchmark declines. A 1X Bear Fund and Leveraged Bear Fund typically would lose value on a day when its underlying benchmark increases.

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

The impact of changes in the price of a physical commodity will affect investors differently depending upon the Fund in which investors invest. Decreases in the price of an underlying commodity will negatively impact the performance of Shares of a Leveraged Bull Fund and increases in the price of an underlying commodity will negatively impact the performance of Shares of a 1X Bear Fund or Leveraged Bear Fund. There is an extensive discussion presented above regarding how the volatility of a benchmark can have a negative effect on performance over time, including “Over a period of time in excess of one day, the cumulative percentage increase or decrease in the NAV of the Shares of a Leveraged Fund may diverge significantly from a multiple or inverse multiple of cumulative percentage decrease or increase in the relative benchmark due to a compounding effect.”

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

The impact of changes in the price of a currency will affect investors differently depending upon the Fund in which investors invest. Decreases in the price of a currency will negatively impact the performance of Shares of a Leveraged Bull Fund and increases in the price of a currency will negatively impact the performance of Shares of a Leveraged Bear Fund. There is an extensive discussion presented above regarding how the volatility of a benchmark can have a negative effect on performance over time, including in “Over a period of time in excess of one day, the cumulative percentage increase or decrease in the NAV of the Shares of a Leveraged Fund may diverge significantly from a multiple or inverse multiple of cumulative percentage decrease or increase in the relative benchmark due to a compounding effect.”

The Commodity Funds are linked to commodity futures contracts and are not directly linked to the “spot” prices of the underlying physical commodities. Commodity futures contracts may perform very differently from the spot price of the underlying physical commodities.

Each Commodity Fund is designed to correspond (before fees and expenses) to 300%, -300% or -100% of the daily performance of its applicable benchmark which is a futures contract on certain physical commodities. The Commodity Funds are not directly linked to the “spot” price of the physical commodities. While the prices of futures contracts, swaps and other derivative contracts are, as a rule, related to the prices of an underlying cash market, they are not perfectly correlated. It is possible that during certain time periods, the performance of different derivative contracts may be substantially lower or higher than cash market prices for the underlying commodity due to differences in derivative contracts terms, or as supply, demand or other economic or regulatory factors become more pronounced in either the cash or derivative markets. Depending upon the direction and level of the benchmark changes, the Commodity Funds may underperform or outperform a portfolio of cash market commodities.

There are risks specific to the Euro Funds.

The Economic and Monetary Union of the European Union (the “EU”) requires member countries to comply with restrictions on inflation rates, interest rates, deficits, debt levels and fiscal and monetary controls. As a result, each EU member country may be significantly affected by EU policies and may be highly dependent on the economies of its fellow members. The European financial markets and the value of the euro have experienced significant volatility recently and several EU member countries have been adversely affected by unemployment, budget deficits and economic downturns. In addition, several EU member countries have experienced credit rating downgrades, rising government debt levels and, for certain EU member countries (including Greece, Spain, Portugal, Ireland and Italy), weaknesses in sovereign debt. These events, along with decreasing imports or exports, changes in governmental or EU regulations on trade, the default or threat of default by an EU member country on its sovereign debt and/or an economic recession in an EU member country may continue to adversely affect the value and exchange rate of the Euro and cause prolonged volatility.

In addition, given recent events, it is possible that the Euro could be abandoned in the future by countries that have already adopted its use. If this were to occur, the value of the Euro could fluctuate or decline drastically, causing losses to the Direxion Daily Euro Bull 3X Shares. Increased volatility to the Euro could also exacerbate the effects of daily compounding on each of Euro Fund’s performance over periods longer than one day.

There is a potential negative impact from rolling futures positions.

Each Fund invests in or has exposure to futures contracts and is subject to risks related to rolling. The contractual obligations of a buyer or seller holding a futures contract to expiration may generally be satisfied by taking or making physical delivery of the contract’s underlying reference asset or settling in cash as designated in the contract specifications. Alternatively, futures contracts may be closed out prior to expiration by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Once this date is reached, the futures contract “expires.” As the futures contracts held by a Fund near expiration, they are generally closed out and replaced by contracts with a later expiration. This process is referred to as “rolling.” The Funds do not intend to take or provide physical delivery of any reference assets underlying a futures contract, but instead intend to “roll” their respective positions.

When the market for these contracts is such that the prices are higher in the more distant delivery months than in the nearer delivery months, the sale during the course of the “rolling process” of the more nearby contract would take place at a price that is lower than the price of the more distant contract. This pattern of higher futures prices for longer expiration futures contracts is often referred to as “contango.” Alternatively, when the market for these contracts is such that the prices are higher in the nearer months than in the more distant months, the sale during the course of the “rolling process” of the more nearby contract would take place at a price that is higher than the price of the more distant contract. This pattern of higher futures prices of shorter expiration futures contracts is referred to as “backwardation.”

There have been extended periods in which contango or backwardation has existed in the futures contract markets for various types of futures contracts, and such periods can be expected to occur in the future. Historically, gold, silver, Euro, Yen and the U.S. Dollar Index futures contracts have been in contango for most periods. The presence of contango in certain futures contracts at the time of rolling would be expected to adversely affect the Leveraged Bull Funds, and positively affect the Leveraged and 1X Bear Funds. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the Leveraged and 1X Bear Funds and positively affect the Leveraged Bull Funds.

Fewer representative commodities or currencies may result in greater benchmark volatility, which could adversely affect an investment in the Shares.

The Commodity Funds and the Currency Funds are concentrated solely on their single benchmark futures in physical commodity or currency. Investors should be aware that other commodities benchmarks are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in a benchmark and the NAV of the Fund which tracks a benchmark under specific market conditions and over time.

Failure of the commodity or the currency markets, as the case may be, to exhibit low to negative correlation to general financial markets will reduce benefits of diversification and may exacerbate losses to an investor’s portfolio.

Historically, returns of the commodity or currency markets, as the case may be, have tended to exhibit low to negative correlation with the returns of other assets such as stocks and bonds. Although commodity or currency futures trading can provide a diversification benefit to investor portfolios because of its low to negative correlation with other financial assets, the fact that a benchmark is not 100% negatively correlated with financial assets such as stocks and bonds means that each respective Fund cannot be expected to be automatically profitable during unfavorable periods for the stock or bond market, or vice versa. If the Shares perform in a manner that correlates with the general financial markets or do not perform successfully, investors will obtain no diversification benefits by investing in the Shares and the Shares may produce no gains to offset their losses from other investments.

Possible illiquid markets may exacerbate losses.

Futures positions cannot always be liquidated at the desired price and swap agreements may entail breakage costs if terminated prior to the final maturity date. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when governments may take or be subject to political actions which disrupt the markets in their major commodities exports and imports, can also make it difficult to liquidate a position or find a swap agreement counterparty at a reasonable cost.

There can be no assurance that market illiquidity will not cause losses for the Funds. The large size of the positions which the Funds may acquire increases the risk of illiquidity by both making their positions more difficult to liquidate and increasing the losses incurred while trying to do so. Any type of disruption or illiquidity will be exacerbated due to the fact that the Funds only invest in futures contracts and/or Financial Instruments related to one commodity or currency.

It may not be possible to gain exposure to the benchmarks using exchange-traded Financial Instruments in the future.

The Funds may utilize exchange-traded Financial Instruments. It may not be possible to gain exposure to the benchmarks with these Financial Instruments in the future. If these Financial Instruments cease to be traded on regulated exchanges, they may be replaced with Financial Instruments traded on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such Financial Instruments, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the provisions of, and the protections afforded by, the U.S. Commodity Exchange Act (the “CEA”), or other applicable statutes and related regulations, that govern trading on regulated U.S. futures exchanges. In addition, many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities, and the inclusion of such contracts in a benchmark, may be subject to certain risks not presented by U.S. exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

Fees are charged regardless of profitability and may result in depletion of assets.

Each Fund is subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include an asset-based management fee of 0.95% per annum of each Fund’s average daily NAV. Additional charges may include other fees as applicable. The target benchmark will reflect the performance of its underlying commodities, including roll costs, without regard to income earned on cash positions.

The Funds are subject to counterparty risks, credit risks and other risks associated with swap agreements, which could result in significant losses to the Funds.

Some of the Funds may in certain circumstances use swap agreements as a means to achieve their investment objective. Currently, swap agreements are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and prior to the passage of the Dodd-Frank Act were essentially unregulated by the CFTC. The markets for swap agreements have historically relied upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in swap agreements, the use of swap agreements could expose investors to significant losses under certain circumstances including in the event of trading abuses or financial failure by participants.

Unlike in futures contracts, the counterparty to non-cleared swap agreements is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, a Fund is subject to credit risk with respect to the amount it expects to receive from counterparties to Financial Instruments entered into as part of that Fund’s principal investment strategy. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund could suffer significant losses on these contracts and the value of an investor’s investment in a Fund may decline.

A Fund may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding from a counterparty and a Fund may obtain only limited recovery or may obtain no recovery in such circumstances. The Funds typically enter into transactions with counterparties whose credit rating is investment grade, as determined by a nationally recognized statistical rating organization, or, if unrated, judged by the Sponsor to be of comparable quality.

Swaps have terms that make them less marketable than futures contracts. Swaps are less marketable because they are currently not traded on an exchange (although they may be in the future), do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, are not transferable without the consent of the counterparty. See “Swap Agreements” for more information.

The Gold 3X Funds have a limited operating history, and, as a result, investors have a limited performance history to serve as a factor for evaluating an investment in any Fund.

The Gold 3X Funds have a limited operating history upon which to evaluate an investor’s investment in the Funds. All other Funds are currently not operational and have no operating history. Although past performance is not necessarily indicative of future results, if the Funds had longer performance histories, such performance histories might (or might not) provide investors with more information on which to evaluate an investment in a Fund.

Investors cannot be assured of the Sponsor’s continued services, which discontinuance may be detrimental to the Funds.

Investors cannot be assured that the Sponsor will be willing or able to continue to service the Funds for any length of time. If the Sponsor discontinues its activities on behalf of the Funds, the Funds may be adversely affected, as there may be no entity servicing the Funds for a period of time. If the Sponsor’s registrations with the CFTC or memberships in the NFA were revoked or suspended, the Sponsor would no longer be able to provide services and/or to render trading advice to the Funds. As the Funds themselves are not registered with the CFTC in any capacity, if the Sponsor were unable to provide services and/or trading advice to the Funds, the Funds would be unable to pursue their investment objectives unless and until the Sponsor’s ability to provide services and trading advice to the Funds was reinstated or a replacement for the Sponsor as commodity pool operator and/ or commodity trading advisor could be found. Such an event could result in termination of the Funds.

Investors cannot be assured that the Sponsor will continue to waive certain fees or expenses generally paid by the Funds.

The Sponsor can elect to pay (or waive reimbursement for) certain fees or expenses that would generally be paid for by the Fund, although it has no contractual obligation to do so. Any election to pay or waive reimbursement for fees that would generally be paid by the Fund, can be changed at the discretion of the Sponsor. All asset-based fees and expenses are calculated on the prior day’s net assets. As of the date of this report, the Sponsor voluntarily reimburses the Funds for expenses above certain levels. There is no contractual relationship that obligates the Sponsor to a level of reimbursement or a fixed cap that Fund expenses cannot exceed. As the net assets of the Funds increase the Sponsor may choose to reduce its reimbursement of the Funds. The current net and gross expense levels are presently included in the Fund’s financial statements. In the event the Sponsor chooses to reduce the level to which it reimburses the Funds’ expenses investors may be significantly and adversely impacted.

The Trust is an emerging growth company within the meaning of the Securities Act of 1933 (the “1933 Act”), and as such, will take advantage of certain modified disclosure requirements.

As a public company, the Trust will be subject to the reporting requirements of the Securities Exchange Act of 1934 (the “1934 Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the listing requirements of NYSE Arca and other applicable securities rules and regulations. The 1934 Act requires, among other things, that the Trust file annual, quarterly and current reports with respect to its business and operating results. The Sarbanes-Oxley Act requires, among other things, that the Trust maintain effective disclosure controls and procedures and internal control over financial reporting.

However, the Trust is an “emerging growth company” as defined in Section 2(a)(19) of the 1933 Act and Section 3(a)(80) of the 1934 Act. For as long as the Trust remains an emerging growth company, it may take advantage of certain exemptions from various reporting requirements that are applicable to reporting companies that are not emerging growth companies. As an “emerging growth company,” the Trust’s and the Funds’ independent registered public accounting firm will not be required to formally attest to the effectiveness of the Trust’s and the Funds’ internal control over financial reporting until the date the Trust is no longer an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Pursuant to Section 102 of the JOBS Act, the Trust is permitted to provide reduced executive compensation disclosure and omit a compensation discussion and analysis from this annual report. The Trust intends to take advantage of these reporting exemptions until it is no longer an emerging growth company. Relying on these exemptions may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence. The Trust, in the future, may choose to take advantage of some, but not all, of these reduced burdens.

The Trust would remain an emerging growth company until the earliest of : (i) the last day of the fiscal year in which the Trust has total annual gross revenues of $1 billion or more; (ii) the last day of the Trust’s fiscal year following the fifth anniversary of the date of the Trust’s first sale of common equity securities (i.e., Shares of the Funds) pursuant to an effective registration statement; (iii) the date on which the Trust has issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which the Trust is deemed to be a “large accelerated filer” (with at least $700 million in public float).

The Trust has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, which allows the Trust to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust has elected to take advantage of this extended transition period. As a result of this election, the Trust’s and the Funds’ financial statements may not be comparable to those of companies that comply with such new or revised accounting standards as they become applicable to public companies.

The Trust cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Shares of the Funds less attractive to investors.

The Trust cannot predict if investors will find the Fund Shares less attractive because the Trust will rely on the exemptions applicable to emerging growth companies. If some investors find the Fund Shares less attractive as a result, there may be a less active trading market for the Shares and the Fund’s market price may be more volatile.

The lack of active trading markets for the Shares of a Fund may result in losses on investors’ investments at the time of disposition of his, her, or its Shares.

Although the Shares of each Fund will be listed and traded on the NYSE Arca, there can be no guarantee that an active trading market for the Shares of any Fund will develop or be maintained. If investors need to sell their Shares at a time when no active market for them exists, the price investors receive for their Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist.

Investors may be adversely affected by redemption or creation orders that are subject to postponement, suspension or rejection under certain circumstances.

A Fund may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which the NYSE Arca, the New York Stock Exchange (“NYSE”, or any other exchange, marketplace or trading center deemed to affect the normal operations of the Funds, is closed, or when trading is restricted or suspended or restricted on such exchanges in any of the Funds’ futures contracts, (2) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, or (3) such other period as the Sponsor determines to be necessary for the protection of the shareholders of the Funds. In addition, a Fund will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of a Fund declines during the period of delay. The Funds disclaim any liability for any loss or damage that may result from any such suspension or postponement. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the NYSE Arca, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

The NAV may not always correspond to market price and, as a result, investors may be adversely affected by the creation or redemption of Creation Units at a value that differs from the market price of the Shares.

The NAV per share of the Shares of a Fund changes as fluctuations occur in the market value of the Fund’s portfolio. Investors should be aware that the public trading price of a number of Shares of a Fund otherwise amounting to a Creation Unit may be different from the NAV of an actual Creation Unit (i.e., 50,000 individual Shares may trade at a premium over, or a discount to, NAV of a Creation Unit of Shares) and similarly the public trading price per Share of the Fund may be different from the NAV per Share of the Fund. Consequently, an Authorized Participant may be able to create or redeem a Creation Unit of Shares of a Fund at a discount or a premium to the public trading price per Share of the Fund. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares of a Fund are closely related, but not identical, to the same forces influencing the price of an underlying commodity at any point in time. Investors also should note that the size of each Fund in terms of total assets held may change substantially over time and from time-to-time as Creation Units are created and redeemed.

Authorized Participants or their clients or customers may have an opportunity to realize a riskless profit if they can purchase a Creation Unit at a discount to the public trading price of the Shares of a Fund or can redeem a Creation Unit at a premium over the public trading price of the Shares of the Fund. The Sponsor expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track NAV per Share of the Funds closely over time.

The value of a Share of a Fund may be influenced by non-concurrent trading hours between the NYSE Arca and the exchange on which the futures contracts or commodities underlying the applicable benchmark are traded. While the Shares of each Fund trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. (Eastern Time), the futures contracts or commodities underlying a benchmark may be traded during different time frames. Consequently, liquidity in the futures contracts or commodities underlying the applicable benchmark will be reduced after the close of trading at the applicable commodities exchange. As a result, during the time when the NYSE Arca is open and the applicable commodities exchange is closed, trading spreads and the resulting premium or discount on the Shares of a Fund may widen, and, therefore, increase the difference between the price of the Shares of a Fund and the NAV of such Shares.

Competing claims of intellectual property rights may adversely affect the Funds and an investment in the Shares.

Parties throughout the financial industry could be granted patent applications that would limit the use of methods and systems for creating and administering interests in commodity and currency pools, as well as other elements of the Trust’s exchange-traded funds structure, any or all of which could impede the Funds from achieving their investment objectives.

Although the Sponsor does not anticipate that such filings will adversely impact the Funds, it is impossible to provide definite assurances that no such negative impact will occur. Further, it is not possible to predict whether a patent will issue at all, nor, if a patent is issued, what subject matter it will cover. The Sponsor believes that it has properly licensed or obtained the appropriate consent of all necessary parties with respect to intellectual property rights. However, other third parties may allege ownership as to such rights and may bring an action in asserting their claims. To the extent any action is brought by a third party asserting such rights, the expenses in litigating, negotiating, cross-licensing or otherwise settling such claims may adversely affect the Funds.

Investors may be adversely affected by an overstatement or understatement of the NAV calculation of a Fund due to the valuation method employed on the date of NAV calculation.

Calculating the NAV of each Fund includes, in part, any unrealized profits or losses on open swap agreements, futures or forward contracts. Under normal circumstances, the NAV of each Fund reflects the value of its corresponding benchmark and, if applicable, the price of futures contracts held by the Fund, as of the time the NAV is being calculated. However, if a futures contract traded on an exchange could not be purchased or sold on a day when a Fund is accepting creation and redemption orders (due to the operation of daily limits or other rules of the exchange or otherwise), a Fund may be improperly exposed which could cause it to fail to meet its stated investment objective. Alternatively, the Fund may attempt to calculate the fair value of such instruments. In such a situation, there is a risk that the calculation of the relevant benchmark, and therefore, the NAV of the applicable Fund on such day, may not accurately reflect the realizable market value of the futures contracts underlying such benchmark.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the Shares.

In the event that one or more Authorized Participants which have substantial interests in the Shares withdraw from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in investors incurring a loss on their investment.

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the Shares.

Only Authorized Participants may create or redeem Creation Units. All other investors that desire to purchase or sell Shares must do so through the NYSE Arca or in other markets, if any, in which the Shares may be traded.

NYSE Arca may halt trading in the Shares of a Fund which would adversely impact investors’ ability to sell Shares.

Trading in Shares of a Fund may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares of a Fund inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline or rise in a market index (e.g., the Dow Jones Industrial Average) or in the price of a Fund’s Shares. Additionally, the ability to short sell a Fund’s shares may be restricted when there is a 10% or greater change from the previous day’s official closing price. There can be no assurance that the requirements necessary to maintain the listing of the Shares of a Fund will continue to be met or will remain unchanged. A Fund will be terminated if the Shares are delisted.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the 1940 Act.

None of the Funds are either registered as an investment company under the 1940 Act or required to register under the 1940 Act. Consequently, shareholders do not have the regulatory protections provided to investors in investment companies and regulated investment companies.

Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights.

The Shares have limited voting and distribution rights (for example, shareholders do not have the right to elect directors and the Funds are not required to pay regular distributions, although the Funds may pay distributions at the discretion of the Sponsor).

The value of the Shares will be adversely affected if the Funds are required to indemnify the Trustee or the Sponsor.

Under the Trust Agreement, the Trustee and the Sponsor have the right to be indemnified to the fullest extent permitted by law for any liability or expense incurred by the Trustee and Sponsor. That means the Sponsor may require the assets of a Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of one or more Funds.

Although the Shares of each Fund are limited liability investments, certain circumstances such as bankruptcy of a Fund or indemnification of a Fund by the shareholder will increase a shareholder’s liability.

The Shares of each Fund are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, shareholders could be required, as a matter of bankruptcy law, to return to the estate of a Fund any distribution they received at a time when such Fund was in fact insolvent or in violation of its Trust Agreement.

Failure of FCMs to segregate assets may increase losses in the Funds.

The CEA requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. There is a risk that assets deposited by the Sponsor on behalf of each Fund as margin with the FCM may, in certain circumstances, be used to satisfy losses of other clients of the FCM which cannot be satisfied by such other clients or by the FCM. If the FCM fails to segregate the funds received from the Sponsor, the assets of the Funds might not be fully protected in the event of the FCM’s bankruptcy. Furthermore, in the event of the FCM’s bankruptcy, any Fund Shares could be limited to recovering only a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts, even though certain property specifically traceable to a particular Fund was held by the FCM. The FCM may, from time-to-time, have been the subject of certain regulatory and private causes of action.

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring controls, capital and liquidity standards, customer disclosures, and auditing and examination programs for FCMs. The proposed rules are intended to afford greater assurances to market participants that: customer segregated funds and secured amounts are protected; customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business; FCMs are monitoring and managing risks in a robust manner; the capital and liquidity of FCMs are strengthened to safeguard their continued operations; and the auditing and examination programs of the CFTC and the self-regulatory organizations (“SROs”) are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

In the event of a bankruptcy or insolvency of any exchange or a clearing house, a Fund could experience a loss of the funds deposited through its FCM as margin with the exchange or clearing house, a loss of any profits on its open positions on the exchange, and the loss of unrealized profits on its closed positions on the exchange.

A court could potentially conclude that the assets and liabilities of one Fund are not segregated from those of another Fund and determine that a shareholder’s investment in one Fund must be utilized to satisfy the liabilities of another Fund causing the shareholders to lose money.

Each Fund is a separate series of a Delaware statutory trust and not itself a separate legal entity.

Section 3804(a) of the Delaware Statutory Trust Act (“DSTA”) provides that if certain provisions are in the formation and governing documents of a statutory trust organized in series and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records (directly or indirectly, including through a nominee or otherwise) and accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof and none of the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the statutory trust generally or any other series thereof shall be enforceable against the assets of such series. The Sponsor is not aware of any court case that has interpreted Section 3804(a) or provided any guidance as to what is required for compliance. The Sponsor maintains separate and distinct records for each Fund and accounts for them separately but it is possible a court could conclude that the methods used did not satisfy Section 3804(a) of the DSTA and thus potentially expose assets in one Fund to the liabilities of another Fund.

There may be circumstances that could prevent a Fund from being operated in a manner consistent with its investment objective and principal investment strategies.

There may be circumstances outside the control of the Sponsor and/or a Fund that make it, for all practical purposes, impossible to re-position such Fund and/or to process a purchase or redemption order. Examples of such circumstances include: natural disasters; public service disruptions or utility problems such as those caused by fires, floods, extreme weather conditions, and power outages resulting in telephone, telecopy, and computer failures; market conditions or activities causing trading halts; systems failures involving computer or other information systems affecting the aforementioned parties, as well as the Depository Trust Company (“DTC”), the National Securities Clearing Corporation (“NSCC”), or any other participant in the purchase process; and similar extraordinary events. Accordingly, while the Sponsor has implemented and tested a business continuity plan that transfers functions of any disrupted facility to another location and has effected a disaster recovery plan, circumstances, such as those above, may prevent a Fund from being operated in a manner consistent with its investment objective and/or principal investment strategies.

The Shares of each Fund are new securities products and their value could decrease if unanticipated operational or trading problems arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for these securities products. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations of the Funds and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Funds are not actively “managed” by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor’s past experience and qualifications may not be suitable for solving these problems or issues.

Shareholders of each Fund are subject to taxation on their share of the Fund’s taxable income, whether or not they receive cash distributions.

The Trust is organized as a Delaware statutory trust, but each series of the Trust is taxed as a limited partnership in accordance with the provisions of the Trust Agreement and applicable state law. Accordingly, each Fund is taxed as a limited partnership. No U.S. federal income tax is paid by any Fund on its income. Instead, each Fund will furnish shareholders each year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss and deduction of a Fund. This must be reported without regard to the amount (if any) of cash the shareholder receives as a distribution from a Fund during the taxable year. A shareholder, therefore, may be allocated income or gain by a Fund but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

In addition to federal income taxes, shareholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes, and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which a Fund does business or owns property or where the shareholders reside. Although an analysis of those various taxes is not presented here, each prospective shareholder should consider their potential impact on its investment in a Fund. It is each shareholder’s responsibility to file the appropriate U.S. federal, state, local, and foreign tax returns.

Investors could be adversely affected if items of income, gain, deduction, loss and credit with respect to Shares of a Fund are reallocated in the event that the IRS does not accept the assumptions or conventions used by the Fund in allocating Fund tax items.

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. Each Fund applies certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to shareholders of a Fund in a manner that reflects shareholders’ beneficial shares of partnership items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by a Fund do not satisfy the technical requirements of the Code and/or Treasury regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects investors.

Shareholders will receive partner information tax returns on Schedule K-1, which could increase the complexity of tax returns.

The partner information tax returns on Schedule K-1 which the Funds will distribute to shareholders will contain information regarding the income items and expense items of the Funds. If you have not received Schedule K-1s from other investments, you may find that preparing your tax return may require additional time, or it may be necessary for you to retain an accountant or other tax preparer, at an additional expense to you, to assist you in the preparation of your return.

Investors could be adversely affected if the current treatment of long-term capital gains under current U.S. federal income tax law is changed or repealed in the future.

Under current law, long-term capital gains are taxed to non-corporate investors at a maximum United States federal income tax rate of 20%. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time.

Shareholders of each Fund may recognize significant amounts of ordinary income and short-term capital gain.

Due to the investment strategy of the Funds, the Funds may realize and pass-through to Shareholders significant amounts of ordinary income and short-term capital gains as opposed to long-term capital gains, which generally are taxed at a preferential rate. A Fund’s income, gains, losses and deductions are allocated to shareholders on a monthly basis. If you own shares in a Fund at the beginning of a month and sell them during the month, you are generally still considered a shareholder through the end of that month.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES OF A FUND; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

Regulatory changes or actions, including the implementation of new legislation, may alter the operations and profitability of the Funds.

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

Regulatory and exchange position limits may restrict the creation of Creation Units and the operation of the Trust.

Prior to the Dodd-Frank Act, speculative position limits had been established primarily by the U.S. futures exchanges, which impose “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person or group of persons under common trading control may hold (other than as a hedge) or control in contracts traded on such exchanges.

The Dodd-Frank Act has required the CFTC to adopt regulations establishing speculative position limits applicable to regulated futures and over-the-counter derivatives and impose aggregate speculative position limits across regulated U.S. futures and over-the-counter positions. In accordance with this mandate, in October 2011 the CFTC finalized rules that establish position limits with respect to 28 physical delivery commodity futures and options contracts, as well as to forward contracts that are economically equivalent to such contracts (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28th decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012 the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC appeal could affect the Funds, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. As a result, the Funds may be limited with respect to the size of their investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 commodity futures and options contracts held by a single entity and its affiliates, regardless of whether such positions existed on U. S. futures exchanges, in cleared swaps, or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect the Funds, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of the Funds to meet their investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Funds.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Funds or the Trust do not own or use physical properties in the conduct of its business. Their assets consist of cash and futures contracts and may consist of other high quality short term securities.

Item 3. Legal Proceedings.

There have been no material administrative, civil or criminal action, existing or concluded filed against the Trust as of the fiscal year end. Also there have been no material administrative, civil or criminal action, existing or concluded, as of the fiscal year end of the Trust, that have been filed against the Sponsor. Daniel D. O’Neill, a principal of the Sponsor, was named as a defendant in a purported class action lawsuit filed on September 17,

2009. The plaintiff, Evan Stoopler, filed a putative class action against several defendants, including Direxion Shares ETF Trust (“ETF Trust”) and Rafferty Asset Management, LLC (“Rafferty”) – both affiliates of the Sponsor – and the Sponsor’s Managing Director, Daniel D. O’Neill. The action was filed in the United States District Court for the Southern District of New York. Stoopler, on Behalf of Himself and All Other Similarly Situated v. Direxion Shares ETC Trust et al., 09-CV-8011-RJH. Two other largely identical lawsuits have since been filed by other plaintiffs, Milton Pfeiffer, on Behalf of Himself and All Other Similarly Situated v. Direxion Shares ETF Trust, et al., S.D.N.Y. 09-CV-8375 (RJH), and Thomas C. Longman on Behalf of Himself and All Other Similarly Situated v. Direxion Shares ETF Trust, et al., S.D.N.Y. 09-CV-8459 (RJH).

The lawsuits are purportedly brought on behalf of persons or entities who purchased or otherwise acquired shares in the Direxion Daily Financial Bear 3X Shares, a series of the ETF Trust. The complaints allege that the defendants violated Sections 11 and 15 of the Securities Act of 1933, 15 U.S.C. § 77k and 15 U.S.C. § 77o, respectively.

More particularly, the complaints allege that the ETF Trust’s registration statement contained incomplete and/or misleading information in that it failed to clearly disclose that, while the fund is designed to generate returns that approximate three times the inverse of the performance of its target benchmark on a daily basis, for longer time horizons, the fund’s performance differs substantially and unpredictably from three times the inverse of the performance of the target benchmark. The complaints additionally appear to suggest that the fund’s registration statement failed adequately to disclose that the fund may be unsuitable for most retail investors. The complaints allege that, as a result of these alleged disclosure deficiencies, investors suffered considerable damages.

On January 13, 2010, and February 17, 2010, respectively, plaintiffs Howard Schwack and William Lee filed putative class actions against the ETF Trust, Rafferty and Mr. O’Neill in the United States District Court for the Southern District of New York. Schwack v. Direxion Shares ETF Trust et al., 10-cv-00271-RJH; Lee v. Direxion Shares ETF Trust et al., 10-cv-01273-UA. Each of these complaints raises allegations generally similar to those that were made in the earlier lawsuits except that they concern the Direxion Daily Energy Bear 3X Shares, a different series of the ETF Trust than the Direxion Daily Financial Bear 3X Shares that was the subject of earlier lawsuits.

On behalf of the putative class, the lawsuits sought various forms of relief against all defendants, including joint and several liability for compensatory damages, interest, punitive damages, costs and expenses plaintiffs incur in the action, including counsel fees and expert fees, recissory relief, and such equitable/injunctive or other relief as deemed appropriate by the Court.

On January 31, 2013, a settlement was filed with the Court. The settlement was between the ETF Trust, Rafferty, Mr. O’Neill and the other defendants and the plaintiffs including all those that qualified for the class definition defined in the settlement. The Court accepted the settlement on May 11, 2013.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares.

a) Two of the Funds, Direxion Daily Gold 3X Bull and Direxion Daily Gold 3X Bear Shares, commenced trading on the NYSE Arca on April 10, 2014. The following tables set forth the ranges of reported high and low sales prices of each Fund’s Shares as reported on the NYSE Arca for the periods indicated below.

Fund	High	Low
Direxion Daily Gold Bull 3X Shares*
Period from April 10, 2014 to June 30, 2014	$41.45	$33.82

Direxion Daily Gold Bear 3X Shares*
Period from April 10, 2014 to June 30, 2014	$46.24	$38.27

*	Funds commenced trading on April 10, 2014.

No other Funds had commenced trading as of June 30, 2014.

The approximate number of holders of the Shares of each Fund as of June 30, 2014 was as follows:

Fund	Number of Holders
Direxion Daily Gold Bull 3X Shares	99
Direxion Daily Gold Bear 3X Shares	16

No other Funds had commenced trading as of June 30, 2014.

The Funds made no distributions to Shareholders during the period ended June 30, 2014. The Funds have no obligations to make periodic distributions to Shareholders.

b) The Trust initially registered Shares on its Registration Statement on Form S-1 (No. 333-168227), which was declared effective on December 23, 2013. From that registration statement only two Fund offerings, Direxion Daily Gold Bull 3X Shares and Direxion Daily Gold Bear 3X Shares, became operational. Substantially all of the proceeds received by each Fund from the issuance and sale of Shares to Authorized Participants are used by each Fund to enter into Financial Instruments relating to that Fund’s benchmark in combination with cash or cash equivalents and/or U.S. Treasury securities or other high credit quality, short-term fixed-income or similar securities (such as shares of money market funds and collateralized repurchase agreements) that may be used to collateralize swap agreements or forward contracts or deposited with FCMs as margin in connection with any futures transactions. Each Gold 3X Fund continuously offers and redeems its Shares in blocks of 50,000 Shares.

Title of Securities Registered	Amount Registered As of June 30, 2014	Shares Sold For the Three Months Ended June 30, 2014	Sale Price of Shares Sold For the Three Months Ended June 30, 2014
Common Units of the Direxion Daily Gold Bull 3X Shares	100,000,000	100,000	$4,000,000.00
Common Units of the Direxion Daily Gold Bear 3X Shares	100,000,000	100,000	$4,000,000.00

c) No shares were redeemed during the period ended June 30, 2014.

Item 6. Selected Financial Data.

Financial Highlights for the period ended June 30, 2014 for each operational Fund, as applicable, are summarized below and should be read in conjunction with the Funds’ audited financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

DIREXION DAILY GOLD BULL 3X SHARES

Period ended June 30, 2014
Total assets	$4,206,363
Total shareholders’ equity at end of period	4,114,692
Net investment income (loss)	(21,113)
Net realized and unrealized gain (loss)	134,805
Net income (loss)	113,692
Net increase (decrease) in net asset value per share	1.14

DIREXION DAILY GOLD BEAR 3X SHARES

Period ended June 30, 2014
Total assets	$4,194,745
Total shareholders’ equity at end of period	3,733,926
Net investment income (loss)	(21,493)
Net realized and unrealized gain (loss)	(245,581)
Net income (loss)	(267,074)
Net increase (decrease) in net asset value per share	(2.67)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the Direxion ETF Trust II (the “Trust”) included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This Annual Report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Funds’ or the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Funds’ or the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass. None of the Trust, the Sponsor or the Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results. The Funds’ and the Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

The Funds and the Trust have based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and the Funds and the Trust assumes no obligation to update any such forward-looking statements. Although the Trust Funds and the undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Funds and the Trust may make directly to them or through reports that the Funds and the Trust in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

As further described in Item 1 in the Annual Report on Form 10-K the Direxion Shares ETF Trust II (the “Trust”) was organized as a Delaware statutory trust on July 12, 2010 and is currently organized into twelve separate series (each a “Fund” and collectively, the “Funds”): Direxion Daily Gold Bull 3X Shares, Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares. Each series of the Trust listed above issues common units of beneficial interest which represent units of fractional undivided beneficial interest in and ownership of that respective Fund (“Shares”).

Direxion Asset Management, LLC (the “Sponsor”) serves as the Trust’s commodity pool operator and commodity trading advisor with the U.S. Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Funds are commodity pools, as defined under the Commodity Exchange Act (the “CEA”) and the applicable regulations of the CFTC are operated by the Sponsor. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended. Each Fund seeks to provide daily leveraged investment results (before fees and expenses) which correspond to the performance of a particular index, commodity or currency on a given day. Groups of Funds are collectively referred to in the Annual Report on Report 10-K in several different ways. The Funds with the word “Bull” in their name attempt to provide daily leveraged investment results (before fees and expenses) that correlate positively to the return of an index or benchmark. The Funds with the word “Bear” in their name attempt to provide daily leveraged investment results that correlate negatively to the return of an index or benchmark.

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

Liquidity and Capital Resources

A significant portion of the NAV of each Fund is likely to be held in cash and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities as described above. A portion of these investments may be posted as collateral in connection with swap agreements and/or used as margin for each Fund’s trading in futures. Margin requirements in respect of swap agreements are the subject of pending rule proposals issued by the CFTC and the U.S. bank regulators. It is possible that increased margin will apply to swap agreements upon adoption of the new requirements by these regulators. The percentage that U.S. Treasury bills and other short-term fixed-income securities will bear to the total net assets of each Fund will vary from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the period ended June 30, 2014, each of the Funds earned interest income as follows:

Interest Income Period Ended June 30, 2014
Direxion Daily Gold Bull 3X Shares*	$73
Direxion Daily Gold Bear 3X Shares*	80

*	Funds commenced investment operations on April 10, 2014.

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

Entry into non-cleared swap agreements or forward contracts will further impact liquidity because these contractual agreements are executed on a principal-to-principal basis between private parties and therefore, the time required to offset or “unwind” these positions may be greater than that for cleared and/or exchange-traded instruments. This potential delay could be exacerbated to the extent a counterparty is not a United States person.

The large size of the positions in which a Fund may acquire increases the risk of illiquidity by both making their positions more difficult to liquidate and increasing the losses incurred while trying to do so. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Funds will typically invest in Financial Investments related to one benchmark, which in many cases is highly concentrated.

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

Each Fund’s exposure to market risk will be influenced by a number of factors including the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of each Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of investors’ capital. For more information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10K.

Credit Risk

When a Fund enters into futures contracts, swap agreements or forward contract, the Fund will be exposed to credit risk that the counterparty to the contract will not meet its obligations.

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

Certain swap and forward agreements are contracted for directly with counterparties. There can be no assurance that any counterparty, clearing member or clearing house will meet its obligations to a Fund.

Forward agreements do not involve the delivery of assets at the onset of a transaction, but may be settled physically in the underlying asset if such contracts are held to expiration, particularly in the case of currency forwards. Thus, prior to settlement, if the counterparty to a forward contract defaults, a Fund’s risk of loss will generally consist of the net amount of payments that the Fund is contractually entitled to receive, if any. However, if physically settled forwards are held until expiration (presently, there is no plan to do this), at the time of settlement, a Fund may be at risk for the full notional value of the forward contracts depending on the type of settlement procedures used.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2014, the Funds have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off balance sheet financing arrangements and have no loan guarantee arrangements or off balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

Each Fund’s contractual obligations are with the Sponsor, certain service providers and with any counterparty to a Financial Instrument. Management fee payments made to the Sponsor are calculated as a fixed percentage of each Fund’s NAV. As such, the Sponsor cannot anticipate the amount of payments that will be required under these arrangements for future periods as NAVs are not known until a future date. Historical expenses are shown in the Statement of Income and Expenses. The agreement with the Sponsor may be terminated by either party upon 30 days written notice to the other party.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Sponsor’s application of these policies involves judgments and actual results may differ from the estimates used. Each Fund expects to have significant exposure to Financial Instruments. The Funds hold a significant portion of their assets in futures, swaps or forward contracts, all of which are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the Statement of Income and Expenses. Assets of each Fund not invested in Financial Instruments will be invested in cash and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities (such as shares of money market funds, bank deposits, bank money market accounts, certain variable rate-demand notes and repurchase agreements collateralized by government securities, whether denominated in U.S. or the applicable foreign currency with respect to a Currency Fund) or other interest-bearing securities approved by the CFTC for investment of customer funds, each of which will be held at fair value.

The use of fair value to measure Financial Instruments, with related unrealized gains or losses recognized in earnings in each period, is fundamental to the Trust’s and the Funds’ financial statements. The fair value of a Financial Instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). For financial reporting purposes, the Gold, Silver, Yen and Euro Funds value transactions based upon the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month published by the CME on or before 4:00 p.m. E.T. The Dollar Funds value transactions based upon the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month published by the ICE on or before 4:00 p.m. E.T. (the “Daily Last Sale Value”). Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of the Funds’ final creation/redemption NAV for the year ended June 30, 2014.

Short-term investments are valued at amortized cost which approximates fair value for daily NAV purposes. For financial reporting purposes, short-term investments are valued at their market price using information provided by a third-party pricing service or market quotations.

Derivatives (e.g., futures, swaps and forward agreements) are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Sponsor. Futures contracts, except for those entered into by the Gold, Silver, Yen, Euro and Dollar Funds, are generally valued at the last settled price on the applicable exchange on which that future trades. For financial reporting purposes, all futures contracts are valued at last settled price. If there was no sale on that day, and for non-exchange-traded derivatives, the Sponsor may in its sole discretion choose to determine a fair value price as the basis for determining the market value of such position for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying financial instrument or commodity and would be based on principles that the Sponsor deems fair and equitable so long as such principles are consistent with normal industry standards. When market closing prices are not available, the Sponsor may fair value an asset of a Fund pursuant to the policies the Sponsor has adopted, which are consistent with normal industry standards.

The Funds disclose the fair value of their investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. See Note 5 in the Financial Statements in this Annual Report on Form 10-K for further information. Discounts on short-term securities purchased are amortized and reflected as Interest Income in the Statement of Income and Expenses. Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the Statement of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

Each Fund pays its respective brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust has elected to take advantage of the benefits of this extended transition period. The Trust and the Funds’ financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

Results of Operations for the Period Ended June 30, 2014

The Sponsor contributed $1,000 to each of the Funds for 25 Units. This capital contribution represented the initial contribution to the Trust. On December 23, 2013, the Sponsor received a notice of effectiveness from the SEC on Form S-1 for its registration of 2,500,000 units, respectively, in the Direxion Daily Gold Bull 3X Shares and Direxion Daily Gold Bear 3X Shares, as well as, 1,250,000 units, respectively, in the Direxion Daily Japanese Yen Bull 3X Shares and Direxion Daily Japanese Yen Bear 3X Shares. The Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares were also deemed effective by the SEC on that same day for their registration of 50,000 units. On March 25, 2014, the Funds received approval for their disclosure document from the NFA.

Each Fund’s Shares will be offered separately. The Shares of each Fund will be listed on the New York Stock Exchange (“NYSE Arca”). As of June 30, 2014, each of the Funds had seed capital of $1,000, but only two of the Funds, Direxion Daily Gold Bull 3X Shares, Direxion Daily Gold Bear 3X Shares (“Gold 3X Funds”), commenced trading on the NYSE Arca on April 10, 2014. For the period ended June 30, 2014 other than the Gold 3X Funds no other Funds had commenced operations.

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

Each Fund intends to obtain exposure to its benchmark by taking long or short positions in futures contracts on its underlying commodity or currency, as applicable. In the event position accountability rules or position limits are reached with respect to the futures contracts, the Sponsor may, in its commercially reasonable judgment, cause the effected Fund to obtain exposure to its benchmark through cash-settled, exchange-traded swaps and other over-the-counter transactions that are based on the price of the futures contracts (“Financial Instruments”), if such instruments tend to exhibit trading prices or returns that correlate with the related futures contract and will further the investment objective of such Fund.

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

Fund Performance

The following table provides summary performance information for the Gold 3X Funds for the period ended June 30, 2014:

	Direxion Daily Gold Bull 3X Shares	Direxion Daily Gold Bear 3X Shares
NAV beginning of period*	$1,000	$1,000
NAV end of period	$4,114,692	$3,733,926
Shares outstanding beginning of period	25	25
Shares outstanding end of period	100,025	100,025
Shares created	100,000	100,000
Shares redeemed	—	—
Per share NAV beginning of period	$40.00	$40.00
Per share NAV end of period	$41.14	$37.33

*	Funds commenced investment operations on April 10, 2014.

Direxion Daily Gold Bull 3X (“Gold Bull 3X Fund”)

During the period ended June 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 300% of the daily performance of the Gold Benchmark Future Contract. Specifically, the benchmark for the Gold Funds is the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month for 100 troy ounces of gold, specified by the CME to be of a grade and quality that shall assay to a minimum of 995 fineness, as measured in U.S. Dollars and cents per troy ounce with a minimum fluctuation of $0.10 per troy ounce. During the period there was an increase of 100,000 in the Fund’s outstanding Shares. For the period ended June 30, 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

The Fund’s per Share NAV increase of 2.9% for the period ended June 30, 2014, was primarily due to appreciation in the value of the assets of the Fund during the period. During the period ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on April 14, 2014 at $41.46 per Share and reached its low for the period on June 2, 2014 at $33.81 per Share. During the period ended June 30, 2014, the Gold Bull 3X Fund returned 2.90% while the benchmark’s return increased 3.29%. This is a result of the Gold Bull 3X Fund attempt to provide daily leveraged investment results (before fees and expenses) that correlate to three times (300%) of the daily return of its target benchmark.

Direxion Daily Gold Bear 3X (“Gold Bear 3X Fund”)

During the period ended June 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to -300% of the daily performance of the Gold Benchmark Future Contract. Specifically, the benchmark for the Gold Funds is the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month for 100 troy ounces of gold, specified by the CME to be of a grade and quality that shall assay to a minimum of 995 fineness, as measured in U.S. Dollars and cents per troy ounce with a minimum fluctuation of $0.10 per troy ounce. During the period there was an increase of 100,000 in the Fund’s outstanding Shares. For the period ended June 30, 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

The Fund’s per Share NAV decrease of -6.7% for the period ended June 30, 2014, was primarily due to depreciation in the value of the assets of the Fund during the period. During the period ended June 30, 2014, the Fund’s per Share NAV reached its high for the period on June 2, 2014 at $46.22 per Share and reached its low for the period on June 30, 2014 at $37.33 per Share. During the period ended June 30, 2014, the Gold Bear 3X Fund returned -6.70% while the benchmark’s return increased 3.29%. This is a result of the Gold Bear 3X Fund attempt to provide daily leveraged investment results (before fees and expenses) that correlate to three times the inverse (-300%) of the daily return of its target benchmark.

Net Income/Loss

The following table provides summary income information for the Gold 3X Funds for the period ended June 30, 2014:

	Direxion Daily Gold Bull 3X Shares*	Direxion Daily Gold Bear 3X Shares*
Net investment loss	$(21,113)	$(21,493)
Management fee	8,084	8,883
Net realized gain (loss)	(200,694)	123,597
Change in net unrealized appreciation/depreciation	335,499	(369,178)
Net income (loss)	113,692	(267,074)

*	Funds commenced investment operations on April 10, 2014.

The Gold Bull 3X Fund’s net income increased for the period ended June 30, 2014 primarily due to an increase in the price of spot gold in U.S. dollar terms. The Gold Bear 3X Fund’s net income decreased for the period ended June 30, 2014 primarily due to an increase in the price of spot gold in U.S. dollar terms.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

For the period ending June 30, 2014 other than the Gold 3X Funds no other Funds had commenced operations.

Commodity Price Sensitivity

The Gold Bull 3X and Gold Bear 3X Funds are exposed to commodity price risk through its holdings of Financial Instruments. The following table provides information about each Fund which were sensitive to commodity price risk. As of June 30, 2014, each of the Fund’s positions were as follows:

Futures Positions as of June 30, 2014

Direxion Gold Bull 3X Fund

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	August 2014	88	$1,330.10	100	$11,704,880
Mini Gold Futures (ICE)	Long	August 2014	14	$1,330.00	33.2	$618,184

Direxion Gold Bear 3X Fund

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Short	August 2014	80	$1,330.10	100	$10,640,800
Mini Gold Futures (ICE)	Short	August 2014	13	$1,330.00	33.2	$574,028

Gold Bull 3X Fund

The June 30, 2014 long futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The long notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increase (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of long exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by three.

Gold Bear 3X Fund

The June 30, 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative three.

See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

Qualitative Disclosure

As described above in Item 7 of this Annual Report on Form 10-K, it is the investment objective of each Bull and Bear Fund to seek daily investment results, before fees and expenses, which correspond to a multiple, the inverse or an inverse multiple of the daily performance, whether positive or negative, of its corresponding benchmark. The Bull 3X Funds attempt to provide daily leveraged investment results (before fees and expenses) that correlate positively to three times (300%) the daily return of its target benchmark. The Bear 3X Funds attempt to provide daily leveraged investment results (before fees and expenses) that correlate to three times the inverse (-300%) of the daily return of its target benchmark. None of the Funds seek to achieve their stated objective over a period greater than one day.

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

Each Fund seeks investment results for a single day only, not for longer periods. A “single day” is measured from the time a Fund calculates its respective net asset value per Share to the time of the Fund’s next NAV calculation. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from -3 times or 3 times of the return of the index to which such Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Fund’s return for the period as the return of the benchmark. These Funds are riskier than similarly benchmarked exchange-traded funds that are not leveraged or inversed. Accordingly, these funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.

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

Managing Market Risks

Each Fund seeks to remain fully exposed to the corresponding benchmark at the levels implied by the relevant investment objective (-3x, or 3x), regardless of market direction or sentiment. At the close of the relevant markets each trading day (see NAV calculation times), each Fund will seek to position its portfolio so that its exposure to its benchmark is consistent with its investment objective. No attempt is made to adjust market exposure in order to avoid changes to the benchmark that would cause the Funds to lose value. Factors common to all Funds that may require portfolio re-positioning are create/redeem activity and index rebalances.

The Funds seek daily investment results, which should not be equated with seeking an investment goal for shorter than a day. Thus, an investor who purchases Fund shares after the close of the markets on one trading day and before the close of the markets on the next trading day will likely have more, or less, than the target investment exposure to the benchmark, depending upon the movement of the benchmark from the end of one trading day until the time of purchase. If the benchmark moves in a direction favorable to the Fund the Fund’s net assets will rise by the same amount as the Fund’s exposure. Conversely, if the benchmark moves in a direction adverse to the Fund, the Fund’s net assets will decline by the same amount as the Fund’s exposure. Since each Fund starts each trading day with exposure to the benchmark equal to its target (i.e. 300%, -300%), a change in both exposure and the net assets of a Fund by the same amount results in a change in the comparative relationship of the two. As an example (using simplified numbers), if a Leveraged Bull Fund had $100 in net assets at the market close on Day 1, it would seek $300 of exposure to the next-trading-day’s benchmark performance. If the benchmark rose by 1% on the following trading day, the exposure of the Fund will have risen by 1% to $303 and the net assets will have risen by that $3 gain to $103. With net assets of $103 and exposure of $303, an investor at that point would be receiving 294% exposure of her investment instead of 300%.

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

Each Fund is subject to market risks that can affect the value of its shares. These risks include political, regulatory, market and economic developments, including developments that impact specific economic sectors, industries or segments of the market. A 3X Bull Fund typically would lose value on a day when its underlying benchmark declines. A 3X Bear Fund typically would lose value on a day when its underlying benchmark increases.

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

The impact of changes in the price of a physical commodity will affect investors differently depending upon the Fund in which investors invest. Decreases in the price of an underlying commodity will negatively impact the performance of Shares of a 3X Bull Fund and increases in the price of an underlying commodity will negatively impact the performance of Shares of a 3X Bear Fund.

Item 8.	Financial Statements and Supplementary Data.

See Index to Financial Statements for a list of the financial statements being filed herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Trust and each Fund maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted by Rule 13a – 15(e) of the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the Trust, including its principal executive officer and principal financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust and Funds have evaluated the effectiveness of the Trust’s and each Fund’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust and each Fund have been effective as of June 30, 2014 covered by this annual report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed in the reports under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

In addition, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC applicable to non-accelerated filers.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the period ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor

Direxion Asset Management LLC, is the Sponsor of the Trust, the Funds and the other series of the Trust. The Sponsor was formed in 2010 as a wholly-owned subsidiary of Rafferty Asset Management, LLC (“Rafferty”), which serves as investment adviser to numerous registered investment companies. Rafferty is a Principal of the Sponsor. As noted above, the Sponsor has exclusive management and control of all aspects of the business of each Fund. The Trustee has no duty or liability to supervise the performance of the Sponsor, nor will the Trustee have any liability for the acts or omissions of the Sponsor.

The Sponsor serves as the Trust’s commodity pool operator and commodity trading advisor. Specifically, with respect to the Trust, the Sponsor:

•	selects the Funds’ service providers;

•	negotiates various agreements and fees;

•	performs such other services as the Sponsor believes that the Trust may require from time to time;

•	selects the FCM and Financial Instrument counterparties;

•	manages each Fund’s portfolio of other assets, including cash equivalents; and

•	manages the Funds with a view toward achieving the Funds’ investment objectives.

The Shares are not deposits or other obligations of the Sponsor, the Trustee or any of their respective subsidiaries or affiliates or any other bank, are not guaranteed by the Sponsor, the Trustee or any of their respective subsidiaries or affiliates or any other bank and are not insured by the Federal Deposit Insurance Corporation or any other governmental agency. An investment in the Shares of any Fund offered hereby is speculative and involves a high degree of risk.

The principal office of the Sponsor is located at 1301 Avenue of the Americas (6th Avenue), 35th Floor, New York, New York, 10019. The telephone number of the Sponsor is (866) 476-7523.

Background and Principals

The Sponsor serves as both commodity pool operator and commodity trading advisor of the Trust and each Fund. The Sponsor is registered as a commodity pool operator and commodity trading advisor with the CFTC and is a member in good standing of the NFA. The Sponsor’s membership with the NFA was originally approved on December 1, 2010. Its membership with the NFA is currently effective. The Sponsor’s registration as a commodity trading advisor was approved on December 1, 2010 and is currently effective. The Sponsor’s registration as a commodity pool operator was originally approved on December 1, 2010. Its registration as a commodity pool operator is currently effective. The registration of the Sponsor with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Sponsor, the Trust and each Fund.

In its capacity as a commodity pool operator, the Sponsor is an organization which operates or solicits funds for commodity pools; that is, an enterprise in which funds contributed by a number of persons are combined for the purpose of trading futures contracts. In its capacity as a commodity trading advisor, the Sponsor is an organization which, for compensation or profit, advises others as to the value of or the advisability of buying or selling futures contracts.

Executive Officers of the Trust and Principals and Significant Employees of the Sponsor

Name, Age	Position
Daniel D. O’Neill Age 45	Managing Director and Principal of the Sponsor, Principal Executive Officer of the Trust

Paul Brigandi Age 33	Portfolio Manager and Associated Person of the Sponsor

Tony Ng Age 36	Portfolio Manager and Associated Person of the Sponsor

Patrick Rudnick Age 40	Principal Financial Officer of the Trust

Daniel D. O’Neill, Paul Brigandi and Tony Ng are each dually employed by the Sponsor and Rafferty. They each joined the Sponsor at its formation in 2010. Patrick Rudnick serves as Principal Financial Officer of the Trust, and has done so since the Trust’s inception in 2010. He joined Rafferty in April 2013. Prior to this time, he served in the same capacity with the Trust, but was employed with USBFS. The following is a biographical summary of the business experience of the executive officers of the Trust and the principals and significant employees of the Sponsor (the “investment team”). The biographical information provided primarily details experience prior to joining the Sponsor at its formation, or in the case of Patrick Rudnick, serving the Trust.

Mr. Daniel D. O’Neill, Managing Director and Principal of the Sponsor and President and Chief Investment Officer of Rafferty, an affiliate of the Sponsor. Mr. O’Neill joined Rafferty in March 1999 and plays a leading role in the development and launch of new products and value added services for advisors and investors. Prior to joining Rafferty, Mr. O’Neill served as a Portfolio Manager, Private Equity Investments at Hermitage Capital Management Limited in Moscow, Russia from January 1998 to December 1998 where he was responsible for monitoring investments by two hedge funds in illiquid Russian equities. Mr. O’Neill has a J.D. from the University of Virginia School of Law and holds a Bachelor of Arts degree in English and Economics from the University of Virginia in Charlottesville, VA. He currently holds his Series 3 license. Effective December 1, 2010, Mr. O’Neill became Principal of the Sponsor.

Mr. Paul Brigandi, an Associated Person of the Sponsor and Portfolio Manager at Rafferty since May 2004. Prior to joining Rafferty, Mr. Brigandi spent two years, from August 2002 to April 2004, at Fleet Boston Financial/Quick and Reilly where he participated in a training program on equity, derivative and fixed income markets. He is a 2002 graduate of Fordham University. Mr. Brigandi has a Bachelor of Science degree from Fordham University in Finance and holds Series 3, Series 7, Series 63 and Series 65 securities licenses. Effective December 1, 2010, Mr. Brigandi became an Associated Person of the Sponsor.

Mr. Tony Ng, an Associated Person of the Sponsor and Portfolio Manager at Rafferty since April 2006. Prior to joining Rafferty, Mr. Ng was a Team Leader in the Trading Assistant Group with Goldman Sachs from May 2004 to April 2006. He was employed with Deutsche Asset Management from July 1998 to May 2004. Mr. Ng graduated from State University at Buffalo in 1998. Mr. Ng has a Bachelor of Science in Business Management with a concentration in Finance from the State University at Buffalo and holds Series 3, Series 7 and Series 63 securities licenses. Effective December 20, 2012, Mr. Ng. became an Associated Person of the Sponsor.

Mr. Patrick Rudnick, CPA, a Principal Financial Officer of the Trust since its inception and Principal Financial Officer at Rafferty since April 2013. Prior to joining Rafferty, Mr. Rudnick was a Vice President of USBFS from March 2006 to April 2013. He previously served as an Audit Manager with PricewaterhouseCoopers LLP from July 1999 until March 2006, specializing in auditing and assessing the internal control structure of investment management companies, investment advisers, and broker dealers for the past seven years. Mr. Rudnick holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin-Whitewater.

There is no family relationship between any director, executive officer, or person nominated to any such position of the Trust. In each of their roles associated with Rafferty, the officers, principals and significant employees of the Trust have gained comprehensive and extensive experience in the operation of pooled investments. Although the Sponsor and its trading principals do not have established experience in operating commodity pools and managing futures trading accounts, their expertise in investment products, including commodity-linked instruments as well as derivatives, led the Sponsor to determine that each is qualified to serve in the role described above.

Certain licenses held by employees of the Sponsor, including certain employees described above, are owned and maintained by Rafferty Capital Markets, LLC (“RCM”), an affiliate of the Sponsor. RCM has no additional involvement with the offering of shares.

Direxion Asset Management, LLC is the Sponsor of the Trust and the Funds. The Sponsor has exclusive management and control of all aspects of the business of the Funds. The Trustee has no duty or liability to supervise the performance of the Sponsor, nor will the Trustee have any liability for the acts or omissions of the Sponsor. As of June 30, 2014, the Sponsor served as the Trust’s commodity pool operator. Specifically, with respect to the Trust, the Sponsor: selects the Funds’ service providers; negotiates various agreements and fees; performs such other services as the Sponsor believes that the Trust may require from time to time; selects the FCM and Financial Instrument counterparties; manages each Fund’s portfolio of other assets, including cash equivalents; and manages the Funds with a view toward achieving the Funds’ investment objectives. Rafferty Asset Management, LLC is the parent and the sole owner of the Sponsor.

Indemnification

The Trust Agreement provides that the Sponsor and its affiliates shall have no liability to the Trust or to any shareholder for any loss suffered by the Trust arising out of any action or inaction of the Sponsor or its affiliates or their respective directors, officers, shareholders, partners, members, managers or employees (the “Sponsor Related Parties”), if the Sponsor Related Parties, in good faith, determined that such course of conduct was in the best interests of the Funds and such course of conduct did not constitute gross negligence or willful misconduct by the Sponsor Related Parties. The Trust has agreed to indemnify the Sponsor Related Parties against claims, losses or liabilities based on their conduct relating to the Trust, provided that the conduct resulting in the claims, losses or liabilities for which indemnity is sought did not constitute gross negligence or willful misconduct and was done in good faith and in a manner reasonably believed to be in the best interests of the Funds.

Code of Ethics

The Trust has adopted a code of ethics (“Code of Ethics”) that applies to its Principal Executive Officer and Principal Financial Officer. A copy of the Code of Ethics can be obtained, without charge, upon written request to the Sponsor at the following address: 1301 Avenue of the Americas 35th Floor, New York, NY 10019. The Funds have no employees or directors and are managed by the Sponsor. None of the officers of the Trust, or the members or officers of the Sponsor receives compensation from the Funds.

Item 11. Executive Compensation.

The Funds have no employees or directors and are managed by the Sponsor. None of the officers of the Trust, or the members or officers of the Sponsor receive compensation from the Funds.

Each Fund will pay the Sponsor a Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of the average daily net asset value (“NAV”). The Management Fee will be paid in consideration of the Sponsor’s services as commodity pool operator, commodity trading advisor, and for managing the business and affairs of the Fund. For the period ended June 30, 2014, the following represents Management Fees earned by the Sponsor:

Fund
Direxion Daily Gold Bull 3X Shares*	$8,084
Direxion Daily Gold Bear 3X Shares*	8,883

*	Funds commenced investment operations on April 10, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See “Item 11. Executive Compensation” in this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Ernst & Young LLP (“E&Y”) for the period ended June 30, 2014 were as follows:

Period Ended June 30, 2014
Audit Fees	$95,000
Audit-Related Fees	15,000
Tax Fees	29,600
All Other Fees	—

The audit-related fees for the period ended June 30, 2014 were paid directly by the Sponsor.

Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the period ended June 30, 2014 were as follows:

Period Ended June 30, 2014
Audit Fees	$—
Audit-Related Fees	—
Tax Fees	—
All Other Fees	120,000

Audit fees for the period ended June 30, 2014 consist of fees paid to E&Y for the audit of the Funds’ June 30, 2014 annual financial statements included in the Annual Report on Form 10-K for the period ended June 30, 2014 and for the audits of financial statements included with registration statements. Audit-related fees for the period ended June 30, 2014 consist of fees paid to E&Y for the review of the financial statements included in each Form 10-Q. Tax fees include certain tax compliance and reporting services provided by E&Y to the Trust. Additional tax services are performed by PricewaterhouseCoopers LLP (“PwC”) including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free tax package support help line.

The Sponsor approved all of the services provided by E&Y and PwC described above. The Sponsor pre-approves all audit and allowed nonaudit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms. None of the hours expended on E&Y’s engagement to audit each Fund’s financial statements for the period ended June  30, 2014 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Document

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(2)

(1)	Furnished herewith.
(2)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Direxion Shares ETF Trust II

Financial Statements as of June 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor and Shareholders of

Direxion ETF Trust II

We have audited the accompanying combined statements of financial condition of Direxion ETF Trust II (the Trust), which is comprised of Direxion Daily Gold Bull 3X Shares, Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares, Direxion Daily Silver Bear 1X Shares (collectively referred to herein as the Funds), and the accompanying statements of financial condition of the Funds, the related combined statement of income and expenses of the Trust and the statements of income and expenses of the Funds, the combined statement of changes in shareholders’ equity of the Trust and the statements of changes in shareholders’ equity of the Funds, the combined statement of cash flows of the Trust and the statements of cash flows of the Funds for the period from December 23, 2013 (effective date of registration statement) to June 30, 2014. These financial statements are the responsibility of the Trust and the Funds’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust and the Funds at June 30, 2014, and the results of their operations and their cash flows for the period from December 23, 2013 (effective date of registration statement) to June 30, 2014, in conformity with U.S. generally accepted accounting principles.

Minneapolis, Minnesota

September 12, 2014

Direxion Daily Gold Bull 3X Shares

Schedule of Investments

June 30, 2014

Shares	Value
SHORT TERM INVESTMENTS - 84.6%
Money Market Funds - 84.6%
3,482,297 Fidelity Institutional Money Market Government Portfolio, 0.01%(a)	$3,482,297

TOTAL SHORT TERM INVESTMENTS (Cost $3,482,297)	$3,482,297

Total Investments (Cost $3,482,297) - 84.6%	$3,482,297
Other Assets in Excess of Liabilities - 15.4%(b)	632,395

TOTAL NET ASSETS - 100.0%	$4,114,692

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day effective yield at June 30, 2014.
(b)	$335,311 of cash is pledged as collateral for futures contracts.

Long Futures Contracts

June 30, 2014

Contracts		Unrealized Appreciation/ (Depreciation)
88	Gold Futures
	Expiring August 2014 (Underlying Face Amount at Market Value $11,704,880)	$312,900

14	Mini Gold Futures
	Expiring August 2014 (Underlying Face Amount at Market Value $618,184)	22,599

		$335,499

The accompanying notes are an integral part of these financial statements.

Direxion Daily Gold Bear 3X Shares

Schedule of Investments

June 30, 2014

Shares	Value
SHORT TERM INVESTMENTS - 88.6%
Money Market Funds - 88.6%
3,308,208 Fidelity Institutional Money Market Government Portfolio, 0.01%(a)	$3,308,208

TOTAL SHORT TERM INVESTMENTS (Cost $3,308,208)	$3,308,208

Total Investments (Cost $3,308,208) - 88.6%	$3,308,208
Other Assets in Excess of Liabilities - 11.4%(b)	425,718

TOTAL NET ASSETS - 100.0%	$3,733,926

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day effective yield at June 30, 2014.
(b)	$833,277 of cash is pledged as collateral for futures contracts.

Short Futures Contracts

June 30, 2014

Contracts		Unrealized Appreciation/ (Depreciation)
80	Gold Futures
	Expiring August 2014 (Underlying Face Amount at Market Value $10,640,800)	$(349,900)

13	Mini Gold Futures
	Expiring August 2014 (Underlying Face Amount at Market Value $574,028)	(19,278)

		$(369,178)

The accompanying notes are an integral part of these financial statements.

Statement of Financial Condition

	Direxion Daily Gold Bull 3X Shares	Direxion Daily Gold Bear 3X Shares
	June 30, 2014	June 30, 2014
Assets:
Investments, at market value (Cost $3,482,297 and $3,308,208, respectively)	$3,482,297	$3,308,208
Cash	—	—
Dividends and interest receivable	26	30
Variation margin receivable	16,851	—
Deposit at broker for futures	335,311	833,277
Due from broker for futures	318,648	—
Due from investment adviser, net	50,327	50,327
Prepaid expenses and other assets	2,903	2,903

Total assets	4,206,363	4,194,745

Liabilities and shareholders’ equity:
Liabilities
Due to broker for futures	—	349,441
Variation margin payable	—	19,737
Accrued expenses and other liabilities	91,671	91,641

Total liabilities	91,671	460,819

Shareholders’ equity
Shareholders’ equity	4,114,692	3,733,926

Total liabilities and shareholders’ equity	$4,206,363	$4,194,745

Calculation of Net Asset Value Per Share:
Net assets	$4,114,692	$3,733,926
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	100,025	100,025
Net asset value, redemption and offering price per share	$41.14	$37.33

	Direxion Daily Silver Bull 3X Shares	Direxion Daily Silver Bear 3X Shares
	June 30, 2014	June 30, 2014
Assets:
Cash	$1,000	$1,000

Total assets	1,000	1,000

Liabilities and shareholders’ equity:
Liabilities
Total liabilities	—	—

Shareholders’ equity
Shareholders’ equity	1,000	1,000

Total liabilities and shareholders’ equity	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00

The accompanying notes are an integral part of these financial statements.

Statement of Financial Condition

	Direxion Daily Japanese Yen Bull 3X Shares	Direxion Daily Japanese Yen Bear 3X Shares
	June 30, 2014	June 30, 2014
Assets:
Cash	$1,000	$1,000

Total assets	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities
Total liabilities	—	—

Shareholder’s equity
Shareholder’s equity	1,000	1,000

Total liabilities and shareholder’s equity	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00

	Direxion Daily Dollar Bull 3X Shares	Direxion Daily Dollar Bear 3X Shares
	June 30, 2014	June 30, 2014
Assets:
Cash	$1,000	$1,000

Total assets	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities
Total liabilities	—	—

Shareholder’s equity

Shareholder’s equity	1,000	1,000

Total liabilities and shareholder’s equity	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00

The accompanying notes are an integral part of these financial statements.

Statement of Financial Condition

	Direxion Daily Euro Bull 3X Shares	Direxion Daily Euro Bear 3X Shares
	June 30, 2014	June 30, 2014
Assets:
Cash	$1,000	$1,000

Total assets	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities
Total liabilities	—	—

Shareholder’s equity
Shareholder’s equity	1,000	1,000

Total liabilities and shareholder’s equity	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00

	Direxion Daily Gold Bear 1X Shares	Direxion Daily Silver Bear 1X Shares
	June 30, 2014	June 30, 2014
Assets:
Cash	$1,000	$1,000

Total assets	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities
Total liabilities	—	—

Shareholder’s equity

Shareholder’s equity	1,000	1,000

Total liabilities and shareholder’s equity	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II

Combined Statement of Financial Condition

June 30, 2014
Assets:
Investments, at market value (Cost $6,790,505)	$6,790,505
Cash	10,000
Dividends and interest receivable	56
Variation margin receivable	16,851
Deposit at broker for futures	1,168,588
Due from broker for futures	318,648
Due from investment adviser, net	100,654
Prepaid expenses and other assets	5,806

Total assets	8,411,108

Liabilities and shareholders’ equity:
Liabilities
Due to broker for futures	349,441
Variation margin payable	19,737
Accrued expenses and other liabilities	183,312

Total liabilities	552,490

Shareholders’ equity
Shareholders’ equity	7,858,618

Total liabilities and shareholders’ equity	$8,411,108

Calculation of Net Asset Value Per Share:
Net assets	$7,858,618
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	200,300

The accompanying notes are an integral part of these financial statements.

Statement of Income and Expenses

	Direxion Daily Gold Bull 3X Shares(a)	Direxion Daily Gold Bear 3X Shares(a)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Investment Income:
Interest income	$73	$80

Total investment income	73	80

Expenses:
Investment advisory fees	8,084	8,883
Professional fees	75,100	75,100
Reports to shareholders	10,671	10,671
Offering fees	7,500	7,500
Custody fees	1,977	1,977
Pricing fees	1,791	1,791
Accounting fees	1,580	1,587
Broker commissions	1,425	1,826
Transfer agent fees	1,412	1,418
Licensing fees	1,123	1,123
Exchange listing fees	741	741
Administration fees	64	70

Total expenses before waiver and reimbursement	111,468	112,687
Less: Expenses waived and reimbursed by Adviser	(90,282)	(91,114)

Net expenses	21,186	21,573

Net investment loss	(21,113)	(21,493)

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	(200,694)	123,597

Net unrealized appreciation (depreciation) on:
Futures	335,499	(369,178)

Net realized and unrealized gain (loss) on investments	134,805	(245,581)

Net increase (decrease) in net assets resulting from net income (loss)	$113,692	$(267,074)

	Direxion Daily Silver Bull 3X Shares(c)	Direxion Daily Silver Bear 3X Shares(c)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Investment Income:
Total investment income	$—	$—

Expenses:
Total expenses	—	—

Net investment income (loss)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	—	—

Net unrealized appreciation (depreciation) on:
Futures	—	—

Net realized and unrealized gain (loss) on investments	—	—

Net increase (decrease) in net assets resulting from net income	$—	$—

(a)	The Fund commenced operations on April 10, 2014.
(b)	Effective date of registration statement.
(c)	The Fund had not commenced operations as of June 30, 2014.

The accompanying notes are an integral part of these financial statements.

Statement of Income and Expenses

	Direxion Daily Japanese Yen Bull 3X Shares(a)	Direxion Daily Japanese Yen Bear 3X Shares(a)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Investment Income:
Total investment income	$—	$—

Expenses:
Total expenses	—	—

Net investment income (loss)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	—	—

Net unrealized appreciation (depreciation) on:
Futures	—	—

Net realized and unrealized gain (loss) on investments	—	—

Net increase (decrease) in net assets resulting from net income	$—	$—

	Direxion Daily Dollar Bull 3X Shares(a)	Direxion Daily Dollar Bear 3X Shares(a)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Investment Income:
Total investment income	—	—

Expenses:
Total expenses	—	—

Net investment income (loss)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	—	—

Net unrealized appreciation (depreciation) on:
Futures	—	—

Net realized and unrealized gain (loss) on investments	—	—

Net increase (decrease) in net assets resulting from net income	$—	$—

(a)	The Fund had not commenced operations as of June 30, 2014.
(b)	Effective date of registration statement.

Statement of Income and Expenses

	Direxion Daily Euro Bull 3X Shares(a)	Direxion Daily Euro Bear 3X Shares(a)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Investment Income:
Total investment income	$—	$—

Expenses:
Total expenses	—	—

Net investment income (loss)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	—	—

Net unrealized appreciation (depreciation) on:
Futures	—	—

Net realized and unrealized gain (loss) on investments	—	—

Net increase (decrease) in net assets resulting from net income	$—	$—

	Direxion Daily Gold Bear 1X Shares(a)	Direxion Daily Silver Bear 1X Shares(a)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Investment Income:
Total investment income	—	—

Expenses:
Total expenses	—	—

Net investment income (loss)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	—	—

Net unrealized appreciation (depreciation) on:
Futures	—	—

Net realized and unrealized gain (loss) on investments	—	—

Net increase (decrease) in net assets resulting from net income	$—	$—

(a)	The Fund had not commenced operations as of June 30, 2014.
(b)	Effective date of registration statement.

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II

Combined Statement of Income and Expenses

Period from December 23, 2013(a) to June 30, 2014
Investment Income:
Interest income	$153

Total investment income	153

Expenses:
Investment advisory fees	16,967
Professional fees	150,200
Reports to shareholders	21,342
Offering fees	15,000
Custody fees	3,954
Pricing fees	3,582
Broker commissions	3,251
Accounting fees	3,167
Transfer agent fees	2,830
Licensing fees	2,246
Exchange listing fees	1,482
Administration fees	134

Total expenses before waiver and reimbursement	224,155
Less: Expenses waived and reimbursed by Adviser	(181,396)

Net Expenses	42,759

Net investment income (loss)	(42,606)

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on:
Futures	(77,097)

Net unrealized appreciation (depreciation) on:
Futures	(33,679)

Net realized and unrealized gain (loss) on investments	(110,776)

Net increase (decrease) in net assets resulting from net income (loss)	$(153,382)

(a)	Effective date of registration statement.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders’ Equity

	Direxion Daily Gold Bull 3X Shares(a)	Direxion Daily Gold Bear 3X Shares(a)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Shareholders’ equity, beginning of period (25 shares each, respectively)(c)	$1,000	$1,000
Sale of shares (100,000 shares each, respectively)	4,000,000	4,000,000
Net income (loss)
Net investment loss	(21,113)	(21,493)
Net realized gain (loss) on investments	(200,694)	123,597
Change in net unrealized appreciation (depreciation) on investments	335,499	(369,178)

Net income (loss)	113,692	(267,074)

Shareholders’ equity, end of period (100,025 shares each, respectively)	$4,114,692	$3,733,926

	Direxion Daily Silver Bull 3X Shares(d)	Direxion Daily Silver Bear 3X Shares(d)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Shareholder’s equity, beginning of period (25 shares each, respectively)(c)	$1,000	$1,000
Sale of shares	—	—
Net income (loss)
Net investment loss	—	—
Net realized gain (loss) on investments	—	—
Change in net unrealized appreciation (depreciation) on investments	—	—

Net income (loss)	—	—

Shareholder’s equity, end of period (25 shares each, respectively)(c)	$1,000	$1,000

(a)	The Fund commenced operations on April 10, 2014.
(b)	Effective date of registration statement.
(c)	Represents the Fund’s initial capital contribution.
(d)	The Fund had not commenced operations as of June 30, 2014.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders’ Equity

	Direxion Daily Japanese Yen Bull 3X Shares(a)	Direxion Daily Japanese Yen Bear 3X Shares(a)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Shareholder’s equity, beginning of period (25 shares each, respectively)(c)	$1,000	$1,000
Sale of shares	—	—
Net income (loss)
Net investment loss	—	—
Net realized gain (loss) on investments	—	—
Change in net unrealized appreciation (depreciation) on investments	—	—

Net income (loss)	—	—

Shareholder’s equity, end of period (25 shares each, respectively)(c)	$1,000	$1,000

	Direxion Daily Dollar Bull 3X Shares(a)	Direxion Daily Dollar Bear 3X Shares(a)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Shareholder’s equity, beginning of period (25 shares each, respectively)(c)	$1,000	$1,000
Sale of shares	—	—
Net income (loss)
Net investment loss	—	—
Net realized gain (loss) on investments	—	—
Change in net unrealized appreciation (depreciation) on investments	—	—

Net income (loss)	—	—

Shareholder’s equity, end of period (25 shares each, respectively)(c)	$1,000	$1,000

(a)	The Fund had not commenced operations as of June 30, 2014.
(b)	Effective date of registration statement.
(c)	Represents the Fund’s initial capital contribution.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders’ Equity

	Direxion Daily Euro Bull 3X Shares(a)	Direxion Daily Euro Bear 3X Shares(a)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Shareholder’s equity, beginning of period (25 shares each, respectively)(c)	$1,000	$1,000
Sale of shares	—	—
Net income (loss)
Net investment loss	—	—
Net realized gain (loss) on investments	—	—
Change in net unrealized appreciation (depreciation) on investments	—	—

Net income (loss)	—	—

Shareholder’s equity, end of period (25 shares each, respectively)(c)	$1,000	$1,000

	Direxion Daily Gold Bear 1X Shares(a)	Direxion Daily Silver Bear 1X Shares(a)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Shareholder’s equity, beginning of period (25 shares each, respectively)(c)	$1,000	$1,000
Sale of shares	—	—
Net income (loss)
Net investment loss	—	—
Net realized gain (loss) on investments	—	—
Change in net unrealized appreciation (depreciation) on investments	—	—

Net income (loss)	—	—

Shareholder’s equity, end of period (25 shares each, respectively)(c)	$1,000	$1,000

(a)	The Fund had not commenced operations as of June 30, 2014.
(b)	Effective date of registration statement.
(c)	Represents the Fund’s initial capital contribution.

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II

Combined Statement of Changes in Shareholders’ Equity

Period from December 23, 2013(a) to June 30, 2014
Shareholders’ equity, beginning of period (300 shares)(b)	$12,000
Sale of shares	8,000,000
Net income (loss)
Net investment loss	(42,606)
Net realized gain (loss) on investments	(77,097)
Change in net unrealized appreciation (depreciation) on investments	(33,679)

Net income (loss)	(153,382)

Shareholders’ equity, end of period (200,300 shares)	$7,858,618

(a)	Effective date of registration statement.
(b)	Represents the Fund’s initial capital contribution.

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

	Direxion Daily Gold Bull 3X Shares(a)	Direxion Daily Gold Bear 3X Shares(a)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Cash flow from operating activities:
Net income (loss)	$113,692	$(267,074)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in deposit at broker for futures contracts	(335,311)	(833,277)
Net sales (purchases) of investments	(3,482,297)	(3,308,208)
Decrease (Increase) in unrealized appreciation on futures contracts	(335,499)	—
Increase (Decrease) in accrued expenses and other liabilities	88,768	88,738
Increase (Decrease) in due from investment adviser	(50,327)	(50,327)
Increase (Decrease) in unrealized depreciation on futures contracts	—	369,178
Increase (Decrease) in dividends and interest	(26)	(30)

Net cash provided by (used in) operating activities	(4,001,000)	(4,001,000)
Cash flow from financing activities:
Proceeds from sale of shares	4,000,000	4,000,000

Net cash provided by (used in) financing activities	4,000,000	4,000,000

Net increase (decrease) in cash	(1,000)	(1,000)

Cash, beginning of period(c)	1,000	1,000

Cash, end of period	$—	$—

	Direxion Daily Silver Bull 3X Shares(d)	Direxion Daily Silver Bear 3X Shares(d)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Cash flow from operating activities:
Net income (loss)	$—	$—
Net cash provided by (used in) operating activities	—	—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—

Cash, beginning of period(c)	1,000	1,000

Cash, end of period	$1,000	$1,000

(a)	The Fund commenced operations on April 10, 2014.
(b)	Effective date of registration statement.
(c)	Represents the Fund’s initial capital contribution.
(d)	The Fund had not commenced operations as of June 30, 2014.

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

	Direxion Daily Japanese Yen Bull 3X Shares(a)	Direxion Daily Japanese Yen Bear 3X Shares(a)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Cash flow from operating activities:
Net income (loss)	$—	$—
Net cash provided by (used in) operating activities	—	—
Cash flow from financing activities:
Proceeds from addition of shares	—	—

Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—

Cash, beginning of period(c)	1,000	1,000

Cash, end of period	$1,000	$1,000

	Direxion Daily Dollar Bull 3X Shares(a)	Direxion Daily Dollar Bear 3X Shares(a)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Cash flow from operating activities:
Net income (loss)	$—	$—
Net cash provided by (used in) operating activities	—	—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—

Cash, beginning of period(c)	1,000	1,000

Cash, end of period	$1,000	$1,000

(a)	The Fund had not commenced operations as of June 30, 2014.
(b)	Effective date of registration statement.
(c)	Represents the Fund’s initial capital contribution.

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

	Direxion Daily Euro Bull 3X Shares(a)	Direxion Daily Euro Bear 3X Shares(a)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Cash flow from operating activities:
Net income (loss)	$—	$—
Net cash provided by (used in) operating activities	—	—
Cash flow from financing activities:
Proceeds from addition of shares	—	—

Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—

Cash, beginning of period(c)	1,000	1,000

Cash, end of period	$1,000	$1,000

	Direxion Daily Gold Bear 1X Shares(a)	Direxion Daily Silver Bear 1X Shares(a)
	Period from December 23, 2013(b) to June 30, 2014	Period from December 23, 2013(b) to June 30, 2014
Cash flow from operating activities:
Net income (loss)	$—	$—
Net cash provided by (used in) operating activities	—	—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—

Cash, beginning of period(c)	1,000	1,000

Cash, end of period	$1,000	$1,000

(a)	The Fund had not commenced operations as of June 30, 2014.
(b)	Effective date of registration statement.
(c)	Represents the Fund’s initial capital contribution.

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II

Combined Statement of Cash Flows

Period from December 23, 2013(a) to June 30, 2014
Cash flow from operating activities:
Net income (loss)	$(153,382)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in deposit at broker for futures contracts	(1,168,588)
Net sales (purchases) of investments	(6,790,505)
Decrease (Increase) in unrealized appreciation on futures contracts	(335,499)
Increase (Decrease) in accrued expenses and other liabilities	177,506
Increase (Decrease) in due from investment adviser	(100,654)
Increase (Decrease) in unrealized depreciation on futures contracts	369,178
Increase (Decrease) in dividends and interest	(56)

Net cash provided by (used in) operating activities	(8,002,000)
Cash flow from financing activities:
Proceeds from sale of shares	8,000,000

Net cash provided by (used in) financing activities	8,000,000

Net increase (decrease) in cash	(2,000)

Cash, beginning of period(b)	12,000

Cash, end of period	$10,000

(a)	Effective date of registration statement.
(b)	Represents the Funds’ initial capital contributions.

The accompanying notes are an integral part of these financial statements.

Financial Highlights

June 30, 2014

Net Asset Value, Beginning of Period	Net Investment Income (Loss)[1,2]	Net Investment Income (Loss)[1,3]	Net Realized and Unrealized Gain (Loss) on Investments	Net Increase (Decrease) in Net Asset Value Resulting from Operations	Dividends from Net Investment Income	Distributions from Realized Capital Gains	Total Distributions	Net Asset Value, End of Period	Total Return at Net Asset Value[4]	Net Assets, End of Period (000’s omitted)	Net Expenses[2,5,6]	Total Expenses[2,6]	Net Investment Income (Loss) after Expense Reimburse- ment[2,5,6]	Net Expenses[3,5,6]	Total Expenses[3,6]	Net Investment Income (Loss) after Expense Reimburse- ment[3,6]	Portfolio Turnover Rate[7]
Direxion Daily Gold Bull 3X Shares
For the Period April 10, 2014[8] through June 30, 2014
$40.00	(0.21)	(0.20)	1.35	1.14	—	—	—	$41.14	2.85%	$4,115	2.49%	13.10%	(2.48%)	2.32%	12.93%	(2.31%)	—%

Direxion Daily Gold Bear 3X Shares
For the Period April 10, 2014[8] through June 30, 2014
$40.00	(0.21)	(0.20)	(2.46)	(2.67)	—	—	—	$37.33	(6.68)%	$3,734	2.31%	12.05%	(2.30%)	2.11%	11.86%	(2.10%)	—%

[1]	Net investment income (loss) per share represents net investment income divided by the daily average shares of beneficial interest outstanding throughout each period.
[2]	Including brokerage commissions.
[3]	Excluding brokerage commissions.
[4]	Total return is calculated assuming an initial investment made at the net asset value at the beginning of the period, reinvestment of all dividends and distributions at net asset value during the period and redemption on the last day of the period. Total return calculated for a period of less than one year is not annualized. The total return would have been lower if certain expenses had not been reimbursed/waived by the Sponsor.
[5]	Net expenses include effects of any reimbursement or recoupment.
[6]	For periods less than a year, these ratios are annualized.
[7]	Portfolio turnover rate is not annualized and excludes the value of portfolio securities received or delivered as a result of in-kind creations or redemptions of the Fund’s capital shares. Portfolio turnover rate does not include effects of turnover of futures contracts.
[8]	Commencement of investment operations. As of June 30, 2014, no other Fund had commenced operations.

The accompanying notes are an integral part of these financial statements.

DIREXION SHARES ETF TRUST II

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2014

1. ORGANIZATION

Direxion Shares ETF Trust II (the “Trust”) was organized as a Delaware statutory trust on July 12, 2010. A registration statement on Form S-1 pertaining to the shares of the Trust has been filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933. The Trust is organized into twelve separate series (each a “Fund” and collectively, the “Funds”): Direxion Daily Gold Bull 3X Shares, Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares. The Funds with the word “3X” in their names are referred to as the Leveraged Funds. Each series of the Trust listed above issues common units of beneficial interest, which represent units of fractional undivided beneficial interest in and ownership of that respective Fund (“Shares”). Each Fund’s Shares will be offered separately. The Shares of each Fund will be listed on the New York Stock Exchange Archipelago (“NYSE Arca”). On April 10, 2014, the Direxion Daily Gold Bull 3X Shares and the Direxion Daily Gold Bear 3X Shares commenced operations. The remaining ten Funds are non-operational. The non-operational Funds have seed capital of $1,000. Direxion Asset Management, LLC (the “Sponsor”) has subscribed for 25 Units of each of these Funds in exchange for a capital contribution of $1,000 to each Fund.

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

Each Fund intends to obtain exposure to its benchmark by taking long or short positions in futures contracts on its underlying commodity or currency, as applicable. In the event position accountability rules or position limits are reached with respect to the futures contracts, the Sponsor may, in its commercially reasonable judgment, cause the effected Fund to obtain exposure to its benchmark through cash-settled, exchange-traded swaps and other over-the-counter transactions that are based on the price of the futures contracts (“Financial Instruments”), if such instruments tend to exhibit trading prices or returns that correlate with the related futures contract and will further the investment objective of such Fund.

2. SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies consistently followed by the Funds in the preparation of their financial statements. These policies are in conformity with U.S. generally accepted accounting principles (“GAAP”).

a) Basis of Accounting

Pursuant to rules and regulations of the SEC, financial statements are presented for the Trust as a whole, as the SEC registrant, and for each Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Fund shall be enforceable only against the assets of such Fund and not against the assets of the Trust generally or any other Fund. Accordingly, the assets of one Fund of the Trust include only those funds and other assets that are paid to, held by or distributed to the Trust for the purchase of Shares in that Fund. The accompanying financial statements have been prepared in conformity with GAAP.

b) Investment Valuation

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

c) Futures Contracts

Each Fund will enter into futures contracts to gain exposure to changes in the values of a commodity, an underlying index or a foreign currency. Upon entering into a contract, the Fund will deposit and maintain as collateral such initial margin as required by the exchange on which the transaction is effected. Pursuant to the contract, a Fund agrees to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the contract. Such receipts or payments are known as “variation margin” and will be recorded by the Fund as unrealized gains and losses. When the contract is closed, the Fund will record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Due to timing differences as to when these gains or losses are recorded as opposed to when such gains or losses are received from or paid to the broker, an amount on the Statement of Financial Condition referred to as “Due from/to broker for futures” may be presented. As collateral for futures contracts, a Fund will maintain assets consisting of cash and cash equivalents (highly liquid investments with original maturities of less than three months). This collateral will be adjusted daily to reflect the market value of the purchase obligation for long futures contracts or the market value of the instrument underlying the contract, but not less than the market price at which the futures contract was established, for short futures contracts.

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

e) Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities during the reporting period of the financial statements. Actual results could differ from those estimates.

f) Federal Income Taxes

The Funds will be classified as partnerships for United States federal income tax purposes. Accordingly, the Funds will not incur United States federal income taxes. No provisions for federal income taxes have been made in the accompanying financial statements, as investors are individually responsible for their own income taxes, if any, on their allocable share of a Fund’s income, gain, loss, deductions and other items. Each Fund will furnish shareholders every year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of income, gain, loss and deduction of a Fund.

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

4. FEES AND EXPENSES

a) Organization and Offering Expenses

Expenses incurred in connection with organizing the Funds and the offering of the Shares upon commencement of its trading operations are paid by Rafferty Asset Management, LLC, the parent and sole owner of the Sponsor. Expenses incurred in connection with the continuous offering of Shares of the Funds after the commencement of its trading operations will be paid by the Funds. Rafferty Asset Management, LLC will also pay all expenses incurred by the Sponsor in connection with its organization and operation until the commencement of each Fund’s trading operations.

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

d) The Administrator

The Sponsor and the Trust, for itself and on behalf of each Fund, has appointed U.S. Bancorp Fund Services LLC (“USBFS”) as the administrator of the Funds, Sponsor, and the Trust on its own behalf and on behalf of each Fund. Under the supervision and direction of the Sponsor and the Trust, USBFS will prepare and file certain regulatory filings on behalf of the Funds. USBFS may also perform other services for the Funds as mutually agreed upon by the Sponsor, the Trust and USBFS from time to time. USBFS will also serve as the fund accountant and transfer agent of the Funds.

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

g) Brokerage Commissions and Fees

Each Fund will pay to Jefferies Bache Commodities, LLC, which will serve as each Fund’s Futures Commission Merchant (“FCM” or “the Commodity Broker”), all brokerage commissions, including applicable exchange fees, National Futures Association fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in CFTC regulated investments. The Funds will bear other transaction costs including the effects of trading spreads and financing costs associated with the use of financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities. The Funds intend for their Shares to be offered in highly liquid markets and therefore expect costs relating to trading spreads will be low.

h) Routine Operational, Administrative and Other Ordinary Expenses

The Funds will be responsible to pay all of the routine operational, administrative and other ordinary expenses, including, but not limited to, fees and expenses of the administrator, custodian, transfer agent, fund accountant, audit, tax preparation, license fees, legal fees, ongoing SEC registration fees related to future required filings, filing fees, individual K-1 preparation and mailing fees, report preparation and mailing and expected expenses incurred in connection with the continuous offering of Shares of each Fund. The Sponsor may choose to waive a portion of these fees at their discretion. For the period ended June 30, 2014, the Sponsor waived $90,282 and $91,114 of fees in the Direxion Daily Gold Bull 3X Shares and Direxion Daily Gold Bear 3X Shares, respectively.

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

5. FAIR VALUE MEASUREMENTS

The Funds will follow authoritative fair value accounting standards, which establish an authoritative definition of fair value and set out a hierarchy for measuring fair value. These standards require additional disclosures about the various inputs and valuation techniques used to develop the measurements of fair value and a discussion in changes of valuation techniques and related inputs during the period. These inputs are summarized in the three broad levels below:

•	Level 1 – Quoted prices in active markets for identical securities

•	Level 2 – Evaluated price based on other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.)

•	Level 3 – Significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not an indication of the credit risk associated with investing in those securities.

The follow is a summary of the inputs used to value the Funds’ investments as of June 30, 2014:

Direxion Daily Gold Bull 3X Shares
	Level 1	Level 2	Level 3	Total
Short-Term Investments	$3,482,297	$—	$—	$3,482,297
Other Financial Instruments*	$335,499	$—	$—	$335,499

Direxion Daily Gold Bear 3X Shares
	Level 1	Level 2	Level 3	Total
Short-Term Investments	$3,308,208	$—	$—	$3,308,208
Other Financial Instruments*	$(369,178)	$—	$—	$(369,178)

For further detail on each asset class, see Schedule of Investments.

*	Other financial instruments are futures contracts not reflected in the Schedule of Investments. Futures contracts are valued at the unrealized appreciation (depreciation) on the instrument.

There were no transfers between levels during the period. There were no Level 3 holdings during the period ended June 30, 2014.

6. ACCOUNTING FOR DERIVATIVE INSTRUMENTS

The Funds follow authoritative standards of accounting for derivative instruments, which establish disclosure requirements for derivative instruments. These standards improve financial reporting for derivative instruments by requiring enhanced disclosures that enable investors to understand how and why a fund uses derivatives instruments, how derivatives instruments are accounted for and how derivative instruments affect a fund’s financial position and results of operations.

The Funds use futures contracts as part of their principal investment strategy to achieve their investment objective. For additional discussion on the risks associated with futures contracts refer to Note 2. As of June 30, 2014, the Funds were invested in futures contracts.

At June 30, 2014, the fair value of derivatives instruments, by primary risk, were as follows:

Asset derivatives[1]
	Commodity risk	Total
Direxion Daily Gold Bull 3X Shares
Futures contracts*	$335,499	$335,499

Liability derivatives[2]
	Commodity risk	Total
Direxion Daily Gold Bear 3X Shares
Futures contracts*	$369,178	$369,178

[1]	Statement of Financial Condition location: Variation margin receivable.
[2]	Statement of Financial Condition location: Variation margin payable.
*	Cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin, if any, is reported within the Statement of Financial Condition.

Transactions in derivative instruments during the period ended June 30, 2014, by primary risk, were as follows:

		Commodity risk	Total
Direxion Daily Gold Bull 3X Shares	Net Realized gain (loss)[1]
	Futures contracts	$(200,694)	$(200,694)
	Change in net unrealized appreciation (depreciation)[2]
	Futures contracts	335,499	335,499

Direxion Daily Gold Bear 3X Shares	Net Realized gain (loss)[1]
	Futures contracts	123,597	123,597
	Change in net unrealized appreciation (depreciation)[2]
	Futures contracts	(369,178)	(369,178)

[1]	Statement of Operations location: Net realized gain (loss) on futures.
[2]	Statement of Operations location: Net unrealized appreciation (depreciation) on futures.

For the period ended June 30, 2014, the average volume of the derivatives held by the Funds were as follows:

	Quarterly Average Gross Notional Amount
	Long Futures Contracts	Short Futures Contracts

Direxion Daily Gold Bull 3X Shares*	$5,993,974	$—
Direxion Daily Gold Bear 3X Shares*	—	5,422,651

*	Commenced operations on April 10, 2014.

7. OFFSETTING ASSETS AND LIABILITIES

The Funds are subject to master netting agreements or similar arrangements that allow for amounts owed between a Fund and the counterparty to be netted upon an early termination. However, a Fund does not offset the fair value amounts of the futures contracts and the related collateral on the Statement of Financial Condition arising from futures contracts executed with the same counterparty under such master netting agreement or similar arrangement. The following table presents assets and liabilities available for offset represented in the Statement of Financial Condition to show the potential effect of master netting agreements or similar arrangements on a Fund’s financial condition as June 30, 2014:

Assets:
Description: Futures Contract	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts not offset in the Statement of Financial Condition
Fund Name				Financial Instruments	Collateral Pledged (Received)	Net Amount
Direxion Daily Gold Bull 3X Shares	$335,499	$—	$335,499	$—	$335,311	$188

Liabilities:
Description: Futures Contract	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts not offset in the Statement of Financial Condition
Fund Name				Financial Instruments	Collateral Pledged (Received)	Net Amount
Direxion Daily Gold Bear 3X Shares	$369,178	$—	$369,178	$—	$369,178	$—

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

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarized (unaudited) quarterly financial information present the results of operations and other data for the three month periods ended December 31, 2013, March 31, 2014 and June 30, 2014.

Direxion Daily Gold Bull 3X Shares(a)	For the period from December 23, 2013(b) to December 31, 2013	For the three months ended March 31, 2014	For the three months ended June 30, 2014
Interest income	$—	$—	$73
Total expenses	—	—	21,186
Net investment income (loss)	—	—	(21,113)
Net realized and unrealized gain (loss) on investments	—	—	134,805
Net income (loss)	—	—	113,692
Net income (loss) per share	—	—	1.14
Weighted shares outstanding	—	—	100,025

Direxion Daily Gold Bear 3X Shares(a)	For the period from December 23, 2013(b) to December 31, 2013	For the three months ended March 31, 2014	For the three months ended June 30, 2014
Interest income	$—	$—	$80
Total expenses	—	—	21,573
Net investment income (loss)	—	—	(21,493)
Net realized and unrealized gain (loss) on investments	—	—	(245,581)
Net income (loss)	—	—	(267,074)
Net income (loss) per share	—	—	(2.67)
Weighted shares outstanding	—	—	100,025

(a)	Fund commenced operations on April 10, 2014.
(b)	Effective date of registration statement.

11. SUBSEQUENT EVENTS

Effective August 25, 2014, the NYSE Area ticker symbols of the Funds will be BAR for Direction Daily Gold Bull 3x shares and BARS for Direction Daily Gold Bear 3x shares.

The Funds have adopted authoritative standards for accounting for and disclosure of events that occur after the statement of assets and liabilities date but before the statement of assets and liabilities are issued or are available to be issued. These standards require the Funds to recognize in the statement of assets and liabilities the effects of all recognized subsequent events that provide additional evidence about conditions that existed at the date of the statement of assets and liabilities. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, the Funds are required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. The Funds have evaluated subsequent events through the issuance of each Fund’s statement of financial condition and have determined there is no impact to any Fund’s statement of financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIREXION SHARES ETF TRUST II

/s/ Daniel D. O’Neill
By: Daniel D. O’Neill Principal Executive Officer

Date: September 12, 2014

/s/ Patrick J. Rudnick
By: Patrick J. Rudnick Principal Financial Officer

Date: September 12, 2014