Form 10-Q
period 2014-09-30
Direxion Shares ETF Trust II
filed 2014-11-14
CIK 1496646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2014.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

Direxion Daily Gold Bull 3X Shares

Schedule of Investments

September 30, 2014 (Unaudited)

Shares		Value
SHORT TERM INVESTMENTS - 92.1%
Money Market Funds - 92.1%
2,791,109	Fidelity Institutional Money Market Government Portfolio, 0.01%(a)	$2,791,109

	TOTAL SHORT TERM INVESTMENTS (Cost $2,791,109)	$2,791,109

	Total Investments (Cost $2,791,109) - 92.1%	$2,791,109
	Other Assets in Excess of Liabilities - 7.9%(b)	240,198

	TOTAL NET ASSETS - 100.0%	$3,031,307

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at September 30, 2014.
(b)	$1,072,714 of cash is pledged as collateral for futures contracts.

Long Futures Contracts

September 30, 2014 (Unaudited)

Contracts		Unrealized Appreciation/ (Depreciation)
72	Gold Futures Expiring December 2014 (Underlying Face Amount at Market Value $8,706,960)	$(745,010)

10	Mini Gold Futures Expiring December 2014 (Underlying Face Amount at Market Value $401,687)	(14,120)

		$(759,130)

The accompanying notes are an integral part of these financial statements.

Direxion Daily Gold Bull 3X Shares

Schedule of Investments

June 30, 2014

Shares		Value
SHORT TERM INVESTMENTS - 84.6%
Money Market Funds - 84.6%
3,482,297	Fidelity Institutional Money Market Government Portfolio, 0.01%(a)	$3,482,297

	TOTAL SHORT TERM INVESTMENTS (Cost $3,482,297)	$3,482,297

	Total Investments (Cost $3,482,297) - 84.6%	$3,482,297
	Other Assets in Excess of Liabilities - 15.4%(b)	632,395

	TOTAL NET ASSETS - 100.0%	$4,114,692

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at June 30, 2014.
(b)	$335,311 of cash is pledged as collateral for futures contracts.

Long Futures Contracts

June 30, 2014

Contracts		Unrealized Appreciation/ (Depreciation)
88	Gold Futures Expiring August 2014 (Underlying Face Amount at Market Value $11,704,880)	$312,900
14	Mini Gold Futures Expiring August 2014 (Underlying Face Amount at Market Value $618,184)	22,599

		$335,499

The accompanying notes are an integral part of these financial statements.

Direxion Daily Gold Bear 3X Shares

Schedule of Investments

September 30, 2014 (Unaudited)

Shares		Value
SHORT TERM INVESTMENTS - 87.9%
Money Market Funds - 87.9%
4,276,419	Fidelity Institutional Money Market Government Portfolio, 0.01%(a)	$4,276,419

	TOTAL SHORT TERM INVESTMENTS (Cost $4,276,419)	$4,276,419

	Total Investments (Cost $4,276,419) - 87.9%	$4,276,419
	Other Assets in Excess of Liabilities - 12.1%	591,422

	TOTAL NET ASSETS - 100.0%	$4,867,841

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at September 30, 2014.

Short Futures Contracts

September 30, 2014 (Unaudited)

Contracts		Unrealized Appreciation/ (Depreciation)
116	Gold Futures Expiring December 2014 (Underlying Face Amount at Market Value $14,027,880)	$899,780

14	Mini Gold Futures Expiring December 2014 (Underlying Face Amount at Market Value $562,362)	25,488

		$925,268

The accompanying notes are an integral part of these financial statements.

Direxion Daily Gold Bear 3X Shares

Schedule of Investments

June 30, 2014

Shares		Value
SHORT TERM INVESTMENTS - 88.6%
Money Market Funds - 88.6%
3,308,208	Fidelity Institutional Money Market Government Portfolio, 0.01%(a)	$3,308,208

	TOTAL SHORT TERM INVESTMENTS (Cost $3,308,208)	$3,308,208

	Total Investments (Cost $3,308,208) - 88.6%	$3,308,208
	Other Assets in Excess of Liabilities - 11.4%(b)	425,718

	TOTAL NET ASSETS - 100.0%	$3,733,926

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at June 30, 2014.
(b)	$833,277 of cash is pledged as collateral for futures contracts.

Short Futures Contracts

June 30, 2014

Contracts		Unrealized Appreciation/ (Depreciation)
80	Gold Futures Expiring August 2014 (Underlying Face Amount at Market Value $10,640,800)	$(349,900)
13	Mini Gold Futures Expiring August 2014 (Underlying Face Amount at Market Value $574,028)	(19,278)

		$(369,178)

The accompanying notes are an integral part of these financial statements.

Statements of Financial Condition

	Direxion Daily Gold Bull 3X Shares		Direxion Daily Gold Bear 3X Shares
	September 30, 2014 (Unaudited)	June 30, 2014	September 30, 2014 (Unaudited)	June 30, 2014
Assets:
Investments, at market value (Cost $2,791,109, $3,482,297, $4,276,419 and $3,308,208, respectively)	$2,791,109	$3,482,297	$4,276,419	$3,308,208
Cash	—	—	—	—
Dividends and interest receivable	25	26	33	30
Variation margin receivable	—	16,851	84,043	—
Deposit at broker for futures	1,072,714	335,311	—	833,277
Due from broker for futures	—	318,648	842,852	—
Due from investment adviser, net	13,831	50,327	13,740	50,327
Prepaid expenses and other assets	4,620	2,903	4,613	2,903

Total assets	3,882,299	4,206,363	5,221,700	4,194,745

Liabilities and shareholder’s equity:
Liabilities
Deposit from broker for futures	—	—	262,103	—
Due to broker for futures	703,958	—	—	349,441
Variation margin payable	55,172	—	—	19,737
Accrued expenses and other liabilities	91,862	91,671	91,756	91,641

Total liabilities	850,992	91,671	353,859	460,819

Shareholder’s equity
Shareholder’s equity	3,031,307	4,114,692	4,867,841	3,733,926

Total liabilities and shareholders’ equity	$3,882,299	$4,206,363	$5,221,700	$4,194,745

Calculation of Net Asset Value Per Share:
Net assets	$3,031,307	$4,114,692	$4,867,841	$3,733,926
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	100,025	100,025	100,025	100,025
Net asset value, redemption and offering price per share	$30.31	$41.14	$48.67	$37.33

	Direxion Daily Silver Bull 3X Shares		Direxion Daily Silver Bear 3X Shares
	September 30, 2014 (Unaudited)	June 30, 2014	September 30, 2014 (Unaudited)	June 30, 2014
Assets:
Cash	$1,000	$1,000	$1,000	$1,000

Total assets	1,000	1,000	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities
Total liabilities	—	—	—	—

Shareholder’s equity
Shareholder’s equity	1,000	1,000	1,000	1,000

Total liabilities and shareholders’ equity	$1,000	$1,000	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000	$1,000	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00	$40.00	$40.00

The accompanying notes are an integral part of these financial statements.

Statements of Financial Condition

	Direxion Daily Japanese Yen Bull 3X Shares		Direxion Daily Japanese Yen Bear 3X Shares
	September 30, 2014 (Unaudited)	June 30, 2014	September 30, 2014 (Unaudited)	June 30, 2014
Assets:
Cash	$1,000	$1,000	$1,000	$1,000

Total assets	1,000	1,000	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities
Total liabilities	—	—	—	—

Shareholder’s equity
Shareholder’s equity	1,000	1,000	1,000	1,000

Total liabilities and shareholders’ equity	$1,000	$1,000	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000	$1,000	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00	$40.00	$40.00

	Direxion Daily Dollar Bull 3X Shares		Direxion Daily Dollar Bear 3X Shares
	September 30, 2014 (Unaudited)	June 30, 2014	September 30, 2014 (Unaudited)	June 30, 2014
Assets:
Cash	$1,000	$1,000	$1,000	$1,000

Total assets	1,000	1,000	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities
Total liabilities	—	—	—	—

Shareholder’s equity
Shareholder’s equity	1,000	1,000	1,000	1,000

Total liabilities and shareholders’ equity	$1,000	$1,000	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000	$1,000	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00	$40.00	$40.00

The accompanying notes are an integral part of these financial statements.

Statements of Financial Condition

	Direxion Daily Euro Bull 3X Shares		Direxion Daily Euro Bear 3X Shares
	September 30, 2014 (Unaudited)	June 30, 2014	September 30, 2014 (Unaudited)	June 30, 2014
Assets:
Cash	$1,000	$1,000	$1,000	$1,000

Total assets	1,000	1,000	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities
Total liabilities	—	—	—	—

Shareholder’s equity
Shareholder’s equity	1,000	1,000	1,000	1,000

Total liabilities and shareholders’ equity	$1,000	$1,000	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000	$1,000	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00	$40.00	$40.00

	Direxion Daily Gold Bear 1X Shares		Direxion Daily Silver Bear 1X Shares
	September 30, 2014 (Unaudited)	June 30, 2014	September 30, 2014 (Unaudited)	June 30, 2014
Assets:
Cash	$1,000	$1,000	$1,000	$1,000

Total assets	1,000	1,000	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities
Total liabilities	—	—	—	—

Shareholder’s equity
Shareholder’s equity	1,000	1,000	1,000	1,000

Total liabilities and shareholders’ equity	$1,000	$1,000	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000	$1,000	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00	$40.00	$40.00

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II

Combined Statements of Financial Condition

	September 30, 2014 (Unaudited)	June 30, 2014
Assets:
Investments, at market value (Cost $7,067,528 and $6,790,505, respectively)	$7,067,528	$6,790,505
Cash	10,000	10,000
Dividends and interest receivable	58	56
Variation margin receivable	84,043	16,851
Deposit at broker for futures	1,072,714	1,168,588
Due from broker for futures	842,852	318,648
Due from investment adviser, net	27,571	100,654
Prepaid expenses and other assets	2,502	5,806

Total assets	9,107,268	8,411,108

Liabilities and shareholder’s equity:
Liabilities
Deposit from broker for futures	262,103	—
Due to broker for futures	703,958	349,441
Variation margin	55,172	19,737
Accrued expenses and other liabilities	176,887	183,312

Total liabilities	1,198,120	552,490

Shareholder’s equity
Shareholder’s equity	7,909,148	7,858,618

Total liabilities and shareholders’ equity	$9,107,268	$8,411,108

Calculation of Net Asset Value Per Share:
Net assets	$7,909,148	$7,858,618
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	200,300	200,300

The accompanying notes are an integral part of these financial statements.

Statements of Income and Expenses

	Direxion Daily Gold Bull 3X Shares(a)	Direxion Daily Gold Bear 3X Shares(a)
	Three Months Ended September 30, 2014 (Unaudited)	Three Months Ended September 30, 2014 (Unaudited)
Investment Income:
Interest income	$83	$93

Total investment income	83	93

Expenses:
Investment advisory fees	8,811	9,852
Licensing fees	1,260	1,260
Custody fees	1,539	1,539
Professional fees	54,010	54,010
Pricing fees	3,844	3,844
Administration fees	70	78
Accounting fees	1,771	1,779
Transfer agent fees	1,582	1,590
Reports to shareholders	11,973	11,973
Exchange listing fees	1,652	1,652
Miscellaneous fees	1,287	1,287
Broker commissions	1,110	1,414

Total expenses before reimbursement	88,909	90,278
Less: Expenses waived by Adviser	(64,812)	(65,772)

Net Expenses	24,097	24,506

Net investment loss	(24,014)	(24,413)

Realized and unrealized gain (loss) on futures:
Net realized gain (loss) on futures	35,258	(136,118)

Change in net unrealized appreciation (depreciation) on futures	(1,094,629)	1,294,446

Net realized and unrealized gain (loss) on futures	(1,059,371)	1,158,328

Net income (loss)	$(1,083,385)	$1,133,915

	Direxion Daily Silver Bull 3X Shares(b)	Direxion Daily Silver Bear 3X Shares(b)
	Three Months Ended September 30, 2014 (Unaudited)	Three Months Ended September 30, 2014 (Unaudited)
Investment Income:
Total investment income	$—	$—

Expenses:
Total expenses	—	—

Net investment income (loss)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on futures	—	—

Change in net unrealized appreciation (depreciation) on futures	—	—

Net realized and unrealized gain (loss) on investments	—	—

Net income (loss)	$—	$—

(a)	The Fund commenced operations on April 10, 2014.
(b)	The Fund had not commenced operations as of September 30, 2014.

The accompanying notes are an integral part of these financial statements.

Statements of Income and Expenses

	Direxion Daily Japanese Yen Bull 3X Shares(a)	Direxion Daily Japanese Yen Bear 3X Shares(a)
	Three Months Ended September 30, 2014 (Unaudited)	Three Months Ended September 30, 2014 (Unaudited)
Investment Income:
Total investment income	$—	$—

Expenses:
Total expenses	—	—

Net investment income (loss)	—	—

Realized and unrealized gain (loss) on futures:
Net realized gain (loss) on futures	—	—

Change in net unrealized appreciation (depreciation) on futures	—	—

Net realized and unrealized gain (loss) on futures	—	—

Net income (loss)	$—	$—

	Direxion Daily Dollar Bull 3X Shares(a)	Direxion Daily Dollar Bear 3X Shares(a)
	Three Months Ended September 30, 2014 (Unaudited)	Three Months Ended September 30, 2014 (Unaudited)
Investment Income:
Total investment income	$—	$—

Expenses:
Total expenses	—	—

Net investment income (loss)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on futures	—	—

Change in net unrealized appreciation (depreciation) on futures	—	—

Net realized and unrealized gain (loss) on investments	—	—

Net income (loss)	$—	$—

(a)	The Fund had not commenced operations as of September 30, 2014.

The accompanying notes are an integral part of these financial statements.

Statements of Income and Expenses

	Direxion Daily Euro Bull 3X Shares(a)	Direxion Daily Euro Bear 3X Shares(a)
	Three Months Ended September 30, 2014 (Unaudited)	Three Months Ended September 30, 2014 (Unaudited)
Investment Income:
Total investment income	$—	$—

Expenses:
Total expenses	—	—

Net investment income (loss)	—	—

Realized and unrealized gain (loss) on futures:
Net realized gain (loss) on futures	—	—

Change in net unrealized appreciation (depreciation) on futures	—	—

Net realized and unrealized gain (loss) on futures	—	—

Net income (loss)	$—	$—

	Direxion Daily Gold Bear 1X Shares(a)	Direxion Daily Silver Bear 1X Shares(a)
	Three Months Ended September 30, 2014 (Unaudited)	Three Months Ended September 30, 2014 (Unaudited)
Investment Income:
Total investment income	$—	$—

Expenses:
Total expenses	—	—

Net investment income (loss)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on futures	—	—

Change in net unrealized appreciation (depreciation) on futures	—	—

Net realized and unrealized gain (loss) on investments	—	—

Net income (loss)	$—	$—

(a)	The Fund had not commenced operations as of September 30, 2014.

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II

Combined Statement of Income and Expenses

Three Months Ended September 30, 2014 (Unaudited)
Investment Income:
Interest income	$176

Total investment income	176

Expenses:
Investment advisory fees	18,663
Licensing fees	2,520
Custody fees	3,078
Professional fees	108,020
Pricing fees	7,688
Administration fees	148
Accounting fees	3,550
Transfer agent fees	3,172
Reports to shareholders	23,946
Exchange listing fees	3,304
Insurance fees	2,574
Broker commissions	2,524

Total expenses before reimbursement	179,187
Less: Expenses waived by Adviser	(130,584)

Net Expenses	48,603

Net investment income (loss)	(48,427)

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on futures	(100,860)

Change in net unrealized appreciation (depreciation) on futures	199,817

Net realized and unrealized gain (loss) on investments	98,957

Net income	$50,530

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders’ Equity

	Direxion Daily Gold Bull 3X Shares(a)	Direxion Daily Gold Bear 3X Shares(a)
	Three Months Ended September 30, 2014 (Unaudited)	Three Months Ended September 30, 2014 (Unaudited)
Shareholders’ equity, beginning of quarter (100,025 shares each, respectively)	$4,114,692	$3,733,926
Sale of shares	—	—
Net income (loss):
Net investment loss	(24,014)	(24,413)
Net realized gain (loss) on investments	35,258	(136,118)
Change in net unrealized appreciation (depreciation) on investments	(1,094,629)	1,294,446

Net income (loss)	(1,083,385)	1,133,915

Shareholders’ equity, end of quarter (100,025 shares each, respectively)	$3,031,307	$4,867,841

	Direxion Daily Silver Bull 3X Shares(b)	Direxion Daily Silver Bear 3X Shares(b)
	Three Months Ended September 30, 2014 (Unaudited)	Three Months Ended September 30, 2014 (Unaudited)
Shareholders’ equity, beginning of quarter (25 shares each, respectively)	$1,000	$1,000
Sale of shares	—	—
Net income (loss):
Net investment loss	—	—
Net realized gain (loss) on investments	—	—
Change in net unrealized appreciation (depreciation) on investments	—	—

Net income (loss)	—	—

Shareholders’ equity, end of quarter (25 shares each, respectively)(c)	$1,000	$1,000

(a)	The Fund commenced operations on April 10, 2014.
(b)	The Fund had not commenced operations as of September 30, 2014.
(c)	Represents the Fund’s initial capital contribution.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders’ Equity

	Direxion Daily Japanese Yen Bull 3X Shares(b)	Direxion Daily Japanese Yen Bear 3X Shares(b)
	Three Months Ended September 30, 2014 (Unaudited)	Three Months Ended September 30, 2014 (Unaudited)
Shareholders’ equity, beginning of quarter (25 shares each, respectively)	$1,000	$1,000
Sale of shares	—	—
Net income (loss):
Net investment loss	—	—
Net realized gain (loss) on investments	—	—
Change in net unrealized appreciation (depreciation) on investments	—	—

Net income (loss)	—	—

Shareholders’ equity, end of quarter (25 shares each, respectively)(a)	$1,000	$1,000

	Direxion Daily Dollar Bull 3X Shares(b)	Direxion Daily Dollar Bear 3X Shares(b)
	Three Months Ended September 30, 2014 (Unaudited)	Three Months Ended September 30, 2014 (Unaudited)
Shareholders’ equity, beginning of quarter (25 shares each, respectively)	$1,000	$1,000
Sale of shares	—	—
Net income (loss):
Net investment loss	—	—
Net realized gain (loss) on investments	—	—
Change in net unrealized appreciation (depreciation) on investments	—	—

Net income (loss)	—	—

Shareholders’ equity, end of quarter (25 shares each, respectively)(a)	$1,000	$1,000

(a)	Represents the Fund’s initial capital contribution.
(b)	The Fund had not commenced operations as of September 30, 2014.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders’ Equity

	Direxion Daily Euro Bull 3X Shares(b)	Direxion Daily Euro Bear 3X Shares(b)
	Three Months Ended September 30, 2014 (Unaudited)	Three Months Ended September 30, 2014 (Unaudited)
Shareholders’ equity, beginning of quarter (25 shares each, respectively)	$1,000	$1,000
Sale of shares	—	—
Net income (loss):
Net investment loss	—	—
Net realized gain (loss) on investments	—	—
Change in net unrealized appreciation (depreciation) on investments	—	—

Net income (loss)	—	—

Shareholders’ equity, end of quarter (25 shares each, respectively)(a)	$1,000	$1,000

	Direxion Daily Gold Bear 1X Shares(b)	Direxion Daily Silver Bear 1X Shares(b)
	Three Months Ended September 30, 2014 (Unaudited)	Three Months Ended September 30, 2014 (Unaudited)
Shareholders’ equity, beginning of quarter (25 shares each, respectively)	$1,000	$1,000
Sale of shares	—	—
Net income (loss):
Net investment loss	—	—
Net realized gain (loss) on investments	—	—
Change in net unrealized appreciation (depreciation) on investments	—	—

Net income (loss)	—	—

Shareholders’ equity, end of quarter (25 shares each, respectively)(a)	$1,000	$1,000

(a)	Represents the Fund’s initial capital contribution.
(b)	The Fund had not commenced operations as of September 30, 2014.

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II

Combined Statement of Changes in Shareholders’ Equity

Three Months Ended September 30, 2014 (Unaudited)
Shareholders’ equity, beginning of quarter (200,300 shares)	$7,852,618
Sale of shares	—
Net income (loss)
Net investment loss	(48,427)
Net realized gain (loss) on investments	(100,860)
Change in net unrealized appreciation (depreciation) on investments	199,817

Net income (loss)	50,530

Shareholders’ equity, end of quarter (200,300 shares)	$7,903,148

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

	Direxion Daily Gold Bull 3X Shares(a)	Direxion Daily Gold Bear 3X Shares(a)
	Three months ended September 30, 2014 (Unaudited)	Three months ended September 30, 2014 (Unaudited)
Cash flow from operating activities:
Net income (loss)	$(1,083,385)	$1,133,915
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in deposit at broker for futures contracts	(737,403)	833,277
Net sales (purchases) of investments	691,188	(968,211)
Decrease (Increase) in unrealized appreciation on futures contracts	335,499	(926,895)
Increase (Decrease) in accrued expenses and other liabilities	(1,526)	(1,595)
Increase (Decrease) in due from investment adviser	36,496	36,587
Increase (Decrease) in deposit from broker for futures contracts	—	262,103
Increase (Decrease) in unrealized depreciation on futures contracts	759,130	(369,178)
Increase (Decrease) in dividends and interest	1	(3)

Net cash provided by (used in) operating activities	—	—
Cash flow from financing activities:
Proceeds from addition of shares	—	—
Payment on shares redeemed	—	—

Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

	Direxion Daily Silver Bull 3X Shares(b)	Direxion Daily Silver Bear 3X Shares(b)
	Three months ended September 30, 2014 (Unaudited)	Three months ended September 30, 2014 (Unaudited)
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$—	$—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—
Cash, beginning of period	1,000	1,000

Cash, end of period	$1,000	$1,000

(a)	The Fund commenced operations on April 10, 2014.
(b)	The Fund had not commenced operations as of September 30, 2014.

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

	Direxion Daily Japanese Yen Bull 3X Shares(a)	Direxion Daily Japanese Yen Bear 3X Shares(a)
	Three months ended September 30, 2014 (Unaudited)	Three months ended September 30, 2014 (Unaudited)
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$—	$—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period	$1,000	$1,000

	Direxion Daily Dollar Bull 3X Shares(a)	Direxion Daily Dollar Bear 3X Shares(a)
	Three months ended September 30, 2014 (Unaudited)	Three months ended September 30, 2014 (Unaudited)
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$—	$—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period	$1,000	$1,000

(a)	The Fund had not commenced operations as of September 30, 2014.

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

	Direxion Daily Euro Bull 3X Shares(a)	Direxion Daily Euro Bear 3X Shares(a)
	Three months ended September 30, 2014 (Unaudited)	Three months ended September 30, 2014 (Unaudited)
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$—	$—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period	$1,000	$1,000

	Direxion Daily Gold Bear 1X Shares(a)	Direxion Daily Silver Bear 1X Shares(a)
	Three months ended September 30, 2014 (Unaudited)	Three months ended September 30, 2014 (Unaudited)
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$—	$—
Cash flow from financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period	$1,000	$1,000

(a)	The Fund had not commenced operations as of September 30, 2014.

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II

Combined Statement of Cash Flows

Three months ended September 30, 2014 (Unaudited)
Cash flow from operating activities:
Net income (loss)	$50,530
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in deposit at broker for future contracts	95,874
Net sales (purchases) of investments	(277,023)
Decrease (Increase) in unrealized appreciation on futures contracts	(591,396)
Increase (Decrease) expenses and other liabilities	(3,121)
Increase (Decrease) in due from investment adviser	73,083
Increase (Decrease) in deposit from broker for futures contracts	262,103
Increase (Decrease) in unrealized depreciation on future contracts	389,952
Increase (Decrease) in dividends and interest	(2)
Net cash provided by (used in) operating activities	—
Cash flow from financing activities:
Proceeds from addition of shares	—
Payment on shares redeemed	—

Net cash provided by (used in) financing activities	—

Net increase (decrease) in cash	—

Cash, beginning of period	10,000

Cash, end of period	$10,000

The accompanying notes are an integral part of these financial statements.

Financial Highlights

September 30, 2014

	Net Asset Value, Beginn ing of Year/ Period	Net Invest ment Income (Loss) [1,2]	Net Invest ment Income (Loss) [1,3]	Net Realized and Unreali zed Gain (Loss) on Invest ments	Net Increase (Decrease) in Net Asset Value Resulting from Opera tions	Total Distribu tions	Net Asset Value, End of Year/ Period	Total Return at Net Asset Value[4]	Net Assets, End of Year/ Period (000’s omitted)	Net Expenses [2,5,6]	Total Expenses [2,6]	Net Invest ment Income (Loss) after Expense Reimburse ment [2,5,6]	Net Expenses [3,5,6]	Total Expenses [3,6]	Net Invest ment Income (Loss) after Expense Reimburse ment [3,6]	Portfolio Turnover Rate[7]
Direxion Daily Gold Bull 3X Shares
Three Months Ended September 30, 2014 (Unaudited)	$41.14	$(0.24)	$(0.23)	$(10.59)	$(10.83)	$—	$30.31	(26.32)%	$3,031	2.60%	9.59%	(2.59%)	2.48%	9.47%	(2.47%)	—%
For the Period April 10, 2014[8] through June 30, 2014	$40.00	(0.21)	(0.20)	1.35	1.14	—	$41.14	2.85%	$4,115	2.49%	13.10%	(2.48%)	2.32%	12.93%	(2.31%)	—%
Direxion Daily Gold Bear 3X Shares
Three Months Ended September 30, 2014 (Unaudited)	$37.33	$(0.24)	$(0.23)	$11.58	$11.34	$—	$48.67	30.38%	$4,868	2.36%	8.71%	(2.35%)	2.23%	8.57%	(2.22%)	—%
For the Period April 10, 2014[8] through June 30, 2014	$40.00	(0.21)	(0.20)	(2.46)	(2.67)	—	$37.33	(6.68)%	$3,734	2.31%	12.05%	(2.30%)	2.11%	11.86%	(2.10%)	—%

[1]	Net investment income (loss) per share represents net investment income divided by the daily average shares of beneficial interest outstanding throughout each period.
[2]	Including brokerage commissions.
[3]	Excluding brokerage commissions.
[4]	Total return is calculated assuming an initial investment made at the net asset value at the beginning of the period, reinvestment of all dividends and distributions at net asset value during the period and redemption on the last day of the period. Total return calculated for a period of less than one year is not annualized. The total return would have been lower if certain expenses had not been reimbursed/waived by the investment advisor.
[5]	Net expenses include effects of any reimbursement or recoupment.
[6]	For periods less than a year, these ratios are annualized.
[7]	Portfolio turnover rate is not annualized and excludes the value of portfolio securities received or delivered as a result of in-kind creations or redemptions of the Fund’s capital shares. Portfolio turnover rate does not include effects of turnover of the futures contracts.
[8]	Commencement of investment operations. As of September 30, 2014, no other Fund had commenced operations.

The accompanying notes are an integral part of these financial statements.

DIREXION SHARES ETF TRUST II

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

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

d) Guarantees and Indemnifications

In the ordinary course of business, the Funds enter into contracts that contain a variety of indemnification provisions pursuant to which the Funds agree to indemnify third parties upon the occurrence of specified events. The Funds’ maximum exposure relating to these indemnification agreements is unknown. However, the Funds have not had prior claims or losses in connection with these provisions and believe the risk of loss is remote.

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

b) Expenses

Expenses directly attributable to a Fund are charged to that Fund, while expenses attributable to more than one series of the Trust will be allocated among the respective operational Funds and are based on relative net assets or another appropriate basis.

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

h) Routine Operational, Administrative and Other Ordinary Expenses

The Funds will be responsible to pay all of the routine operational, administrative and other ordinary expenses, including, but not limited to, fees and expenses of the administrator, custodian, transfer agent, fund accountant, audit, tax preparation, license fees, legal fees, ongoing SEC registration fees related to future required filings, filing fees, individual K-1 preparation and mailing fees, report preparation and mailing and expected expenses incurred in connection with the continuous offering of Shares of each Fund. The Sponsor may choose to waive a portion of these fees at their discretion. For the quarter ended September 30, 2014, the Sponsor waived $64,812 and $65,772 of fees in the Direxion Daily Gold Bull 3X Shares and Direxion Daily Gold Bear 3X Shares, respectively.

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

5. FAIR VALUE MEASUREMENTS

The Funds follow authoritative fair value accounting standards, which establish an authoritative definition of fair value and set out a hierarchy for measuring fair value. These standards require additional disclosures about the various inputs and valuation techniques used to develop the measurements of fair value and a discussion in changes of valuation techniques and related inputs during the period. These inputs are summarized in the three broad levels below:

•	Level 1 – Quoted prices in active markets for identical securities

•	Level 2 – Evaluated price based on other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.)

•	Level 3 – Significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not an indication of the credit risk associated with investing in those securities.

The follow is a summary of the inputs used to value the Funds’ investments as of September 30, 2014 and June 30, 2014:

Direxion Daily Gold Bull 3X Shares
	September 30, 2014	June 30, 2014
Short-Term Investments (Level 1)	$2,791,109	$3,482,297
Other Financial Instruments* (Level 1)	(759,130)	335,499

Direxion Daily Gold Bear 3X Shares
	September 30, 2014	June 30, 2014
Short-Term Investments (Level 1)	$4,276,419	$3,308,208
Other Financial Instruments*	925,268	(369,178)

For further detail on each asset class, see Schedule of Investments.

There were no Level 2 or Level 3 securities as of September 30, 2014 or June 30, 2014.

*	Other financial instruments are futures contracts not reflected in the Schedule of Investments.

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

The Funds use futures contracts as part of their principal investment strategy to achieve their investment objective. For additional discussion on the risks associated with futures contracts refer to Note 2. As of September 30, 2014, the Funds were invested in futures contracts.

At September 30, 2014 and June 30, 2014, the fair value of derivatives instruments, by primary risk, were as follows:

Asset derivatives[1]
	Commodity risk
	September 30, 2014	June 30, 2014
Direxion Daily Gold Bear 3X Shares
Futures contracts*	$84,043	$335,499

Liability derivatives[2]
	Commodity risk
	September 30, 2014	June 30, 2014
Direxion Daily Gold Bull 3X Shares
Futures contracts*	$55,172	$369,178

[1]	Statement of Financial Condition location: Variation margin receivable.
[2]	Statement of Financial Condition location: Variation margin payable.
*	Cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin, if any, is reported within the Statement of Financial Condition.

Transactions in derivative instruments during the quarter ended September 30, 2014, by primary risk, were as follows:

		Commodity risk	Total
Direxion Daily Gold Bull 3X Shares	Net Realized gain (loss)[1]
	Futures contracts	$35,258	$35,258
	Change in net unrealized appreciation (depreciation)[2]
	Futures contracts	(1,094,629)	(1,094,629)
Direxion Daily Gold Bear 3X Shares	Net Realized gain (loss)[1]
	Futures contracts	(136,118)	(136,118)
	Change in net unrealized appreciation (depreciation)[2]

	Futures contracts	1,294,446	1,294,446

[1]	Statement of Income and Expenses location: Net realized gain (loss) on futures.
[2]	Statement of Income and Expense location: Change in net unrealized appreciation (depreciation) on futures.

For the quarter ended September 30, 2014, the average volume of the derivatives held by the Funds were as follows:

	Quarterly Average Gross Notional Amount
	Long Futures Contracts	Short Futures Contracts
Direxion Daily Gold Bull 3X Shares	$10,927,671	$—
Direxion Daily Gold Bear 3X Shares	—	13,180,580

For the period ended June 30, 2014, the average volume of the derivatives held by the Funds were as follows:

	Quarterly Average Gross Notional Amount
	Long Futures Contracts	Short Futures Contracts
Direxion Daily Gold Bull 3X Shares	$5,993,974	$—
Direxion Daily Gold Bear 3X Shares	—	5,422,651

[1]	Commenced operations April 10, 2014.

7. OFFSETTING ASSETS AND LIABILITIES

The Funds may enter into master netting agreements or similar arrangements that allow for amounts owed between a Fund and the counterparty to be netted upon an early termination. However, a Fund does not offset the fair value amounts of the futures contract and the related collateral on the Statement of Financial Condition arising from futures contracts executed with the same counterparty under such master netting agreements or similar arrangement. The following table presents assets and liabilities available for offset represented in the Statement of Financial Condition to show the potential effect of master netting agreements or similar arrangements on a Fund’s financial condition as of September 30, 2014:

Assets:

Description: Futures Contract				Gross Amounts not offset in the Statement of Financial Condition
Fund Name	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged (Received)	Net Amount
Direxion Daily Gold Bear 3X Shares	$925,268	$—	$925,268	$—	$—	$925,268

Liabilities:

Description: Futures Contract				Gross Amounts not offset in the Statement of Financial Condition
Fund Name	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged (Received)	Net Amount
Direxion Daily Gold Bull 3X Shares	$759,130	$—	$759,130	$—	$759,130	$—

As of June 30, 2014:
Assets:

Description: Futures Contract				Gross Amounts not offset in the Statement of Financial Condition
Fund Name	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged (Received)	Net Amount
Direxion Daily Gold Bull 3X Shares	$335,499	$—	$335,499	$—	$335,311	$188

Liabilities:

Description: Futures Contract				Gross Amounts not offset in the Statement of Financial Condition
Fund Name	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged (Received)	Net Amount
Direxion Daily Gold Bear 3X Shares	$369,178	$—	$369,178	$—	$369,178	$—

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

10. SUBSEQUENT EVENTS

The Funds have adopted authoritative standards for accounting for and disclosure of events that occur after the statement of financial condition date but before the statement of financial condition are issued or are available to be issued. These standards require the Funds to recognize in the statement of financial condition the effects of all recognized subsequent events that provide additional evidence about conditions that existed at the date of the statement of financial condition. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, the Funds are required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. The Funds have evaluated subsequent events through the issuance of each Fund’s financial statements and have determined there is no impact to any Fund’s financial statements.

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

The Funds and the Trust have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and the Funds and the Trust assumes no obligation to update any such forward-looking statements. Although the Trust and the Funds undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Funds and the Trust may make directly to them or through reports that the Funds and the Trust in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

Direxion Shares ETF Trust II was organized as a Delaware statutory trust on July 12, 2010 and is currently organized into twelve separate series (each a “Fund” and collectively, the “Funds”): Direxion Daily Gold Bull 3X Shares, Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares. Each series of the Trust listed above issues common units of beneficial interest which represent units of fractional undivided beneficial interest in and ownership of that respective Fund (“Shares”).

Each Fund’s Shares will be offered separately. The Shares of each Fund will be listed on the New York Stock Exchange (“NYSE Arca”). As of September 30, 2014, each of the Funds had seed capital of $1,000, but only two of the Funds, Direxion Daily Gold Bull 3X Shares, Direxion Daily Gold Bear 3X Shares (“Gold 3X Funds”), commenced trading on the NYSE Arca on April 10, 2014. For the quarter ended September 30, 2014 other than the Gold 3X Funds no other Funds had commenced operations.

Direxion Asset Management, LLC (the “Sponsor”) serves as the Trust’s commodity pool operator with the U.S. Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). Wilmington Trust Company serves as the Trustee of the Trust (the “Trustee”). The Funds are commodity pools, as defined under the Commodity Exchange Act (the “CEA”) and the applicable regulations of the CFTC are operated by the Sponsor. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended. Each Fund seeks to provide daily leveraged investment results (before fees and expenses) which correspond to the performance of a particular index, commodity or currency on a given day. Groups of Funds are collectively referred to in the quarterly report on Report 10-Q in several different ways. The Funds with the word “Bull” in their name attempt to provide daily leveraged investment results (before fees and expenses) that correlate positively to the return of an index or benchmark. The Funds with the word “Bear” in their name attempt to provide daily leveraged investment results that correlate negatively to the return of an index or benchmark.

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

Liquidity and Capital Resources

A significant portion of the NAV of each Fund is likely to be held in cash and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities as described above. A portion of these investments may be posted as collateral in connection with swap agreements and/or used as margin for each Fund’s trading in futures. Margin requirements in respect of swap agreements are the subject of pending rule proposals issued by the CFTC and the U.S. bank regulators. It is possible that increased margin will apply to swap agreements upon adoption of the new requirements by these regulators. The percentage that U.S. Treasury bills and other short-term fixed-income securities will bear to the total net assets of each Fund will vary from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the quarter ended September 30, 2014, each of the Funds earned interest income as follows:

Interest Income Quarter Ended September 30, 2014
Direxion Daily Gold Bull 3X Shares*	$83
Direxion Daily Gold Bear 3X Shares*	93

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

Each Fund’s exposure to market risk will be influenced by a number of factors including the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of each Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of investors’ capital. For more information, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2014 and June 30, 2014, the Funds have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

The use of fair value to measure Financial Instruments, with related unrealized gains or losses recognized in earnings in each period, is fundamental to the Trust’s and the Funds’ financial statements. The fair value of a Financial Instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). For financial reporting purposes, the Gold, Silver, Yen and Euro Funds value transactions based upon the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month published by the CME on or before 4:00 p.m. E.T. The Dollar Funds value transactions based upon the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month published by the ICE on or before 4:00 p.m. E.T. (the “Daily Last Sale Value”). Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of the Funds’ final creation/redemption NAV.

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

The Funds disclose the fair value of their investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. See Note 5 in the Financial Statements in this quarterly report on Form 10-Q for further information. Discounts on short-term securities purchased are amortized and reflected as Interest Income in the Statement of Income and Expenses. Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the Statement of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

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

Results of Operations for the Quarter Ended September 30, 2014

Fund Performance

The following table provides summary performance information for the Gold 3X Funds for the quarter ended September 30, 2014:

	Direxion Daily Gold Bull 3X Shares	Direxion Daily Gold Bear 3X Shares
NAV beginning of quarter	$4,114,692	$3,733,926
NAV end of quarter	$3,031,307	$4,867,841
Shares outstanding beginning of period	100,025	100,025
Shares outstanding end of period	100,025	100,025
Shares created	—	—
Shares redeemed	—	—
Per share NAV beginning of period	$41.14	$37.33
Per share NAV end of period	$30.31	$48.67

Direxion Daily Gold Bull 3X (“Gold Bull 3X Fund”)

During the quarter ended September 30, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 300% of the daily performance of the Gold Benchmark Future Contract. Specifically, the benchmark for the Gold Funds is the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month for 100 troy ounces of gold, specified by the CME to be of a grade and quality that shall assay to a minimum of 995 fineness, as measured in U.S. Dollars and cents per troy ounce with a minimum fluctuation of $0.10 per troy ounce. For the quarter ended September 30, 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

The Fund’s per Share NAV decrease of -26.32% for the quarter ended September 30, 2014, was primarily due to depreciation in the value of the assets of the Fund during the quarter. During the quarter ended September 30, 2014, the Fund’s per Share NAV reached its high for the quarter on July 11, 2014 at $41.90 per Share and reached its low for the quarter on September 30, 2014 at $30.31 per Share. During the quarter ended September 30, 2014, the Gold Bull 3X Fund returned -26.32% while the benchmark’s return decreased 9.08%. This is a result of the Gold Bull 3X Fund attempt to provide daily leveraged investment results (before fees and expenses) that correlate to three times (300%) of the daily return of its target benchmark.

Direxion Daily Gold Bear 3X (“Gold Bear 3X Fund”)

During the quarter ended September 30, 2014, the increase in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to -300% of the daily performance of the Gold Benchmark Future Contract. Specifically, the benchmark for the Gold Funds is the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month for 100 troy ounces of gold, specified by the CME to be of a grade and quality that shall assay to a minimum of 995 fineness, as measured in U.S. Dollars and cents per troy ounce with a minimum fluctuation of $0.10 per troy ounce. For the quarter ended September 30, 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

The Fund’s per Share NAV increase of 30.38% for the quarter ended September 30, 2014, was primarily due to appreciation in the value of the assets of the Fund during the period. During the quarter ended September 30, 2014, the Fund’s per Share NAV reached its high for the period on September 30, 2014 at $48.67 per Share and reached its low for the period on July 11, 2014 at $36.55 per Share. During the quarter ended September 30, 2014, the Gold Bear 3X Fund returned 30.38% while the benchmark’s return decreased 9.08%. This is a result of the Gold Bear 3X Fund attempt to provide daily leveraged investment results (before fees and expenses) that correlate to three times the inverse (-300%) of the daily return of its target benchmark.

Net Income/Loss

The following table provides summary income information for the Gold 3X Funds for the quarter ended September 30, 2014:

	Direxion Daily Gold Bull 3X Shares	Direxion Daily Gold Bear 3X Shares
Net investment loss	$(24,014)	$(24,413)
Management fee	8,811	9,852
Net realized gain (loss)	35,258	(136,118)
Change in net unrealized appreciation (depreciation)	(1,094,629)	1,294,446
Net income (loss)	(1,083,385)	1,133,915

The Gold Bull 3X Fund’s net income decreased for the quarter ended September 30, 2014 primarily due to a decrease in the price of spot gold in U.S. dollar terms. The Gold Bear 3X Fund’s net income increased for the quarter ended September 30, 2014 primarily due to a decrease in the price of spot gold in U.S. dollar terms.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

For the quarter ended September 30, 2014 other than the Gold 3X Funds no other Funds had commenced operations.

Commodity Price Sensitivity

The Gold Bull 3X and Gold Bear 3X Funds are exposed to commodity price risk through its holdings of Financial Instruments. The following table provides information about each Fund which were sensitive to commodity price risk. As of September 30, 2014, each of the Fund’s positions were as follows:

Futures Positions as of September 30, 2014

Direxion Gold Bull 3X Fund

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2014	72	$1,209.30	100	$8,706,960
Mini Gold Futures (ICE)	Long	December 2014	10	$1,209.90	33.2	$401,687

Direxion Gold Bear 3X Fund

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	December 2014	116	$1,209.30	100	$14,027,880
Mini Gold Futures (ICE)	Long	December 2014	14	$1,209.90	33.2	$562,362

Gold Bull 3X Fund

The September 30, 2014 long futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The long notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increase (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of long exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by three.

Gold Bear 3X Fund

The September 30, 2014 short futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The short notional values will increase (decrease) proportionally with decreases (increases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent decreases (increases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of short exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by negative three.

See “Item 1A. Risk Factors” in the Annual Report on Form 10-K for additional information regarding performance for periods longer than a single day.

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

There can be no guarantee that a Fund will achieve a high degree of correlation with its investment objective relative to its benchmark. A failure to achieve a high degree of correlation may prevent a Fund from achieving its investment objective. A number of factors may adversely affect a Fund’s correlation with its benchmark, including fees, expenses, transaction costs, costs associated with the Funds’ use of leveraged investment techniques, income items and accounting standards. A Fund may be subject to large movements of assets into and out of the Fund, potentially resulting in the Fund being over- or under-

exposed to its benchmark. Each Leveraged Fund seeks to rebalance its portfolio daily to keep leverage consistent with each Fund’s daily investment objective. Each Fund does not attempt to, and should not be expected to, provide returns which are a multiple of the return of its benchmark for periods other than a single day. Each Fund rebalances its portfolio on a daily basis, increasing exposure in response to that day’s gains or reducing exposure in response to that day’s losses. This means that for a period longer than one day, the pursuit of daily goals may result in daily leveraged compounding for the Funds. It also means that the return of a benchmark over a period of time greater than one day multiplied by the Fund’s daily target generally will not equal the Fund’s performance over that same period. As a result, over time, the cumulative percentage increase or decrease in the value of the Fund’s portfolio may diverge significantly from the cumulative percentage increase or decrease in the multiple of the return of the Fund’s underlying benchmark due to the compounding effect of losses and gains on the returns of the Fund. The effect of compounding becomes more pronounced on the Fund’s performance as the Index experiences volatility.

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

The duly appointed officers of the Trust, including its principal executive officer and principal financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust and Funds have evaluated the effectiveness of the Trust’s and each Fund’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust and each Fund have been effective as of September 30, 2014 covered by this quarterly report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed in the reports under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

Certifications

The certifications by the Principal Executive Officer and Principal Financial Officer of the Trust required by Section 906 of the Sarbanes-Oxley Act of 2002, which are furnished as exhibits to this quarterly report on Form 10-Q, apply both to the Trust taken as a whole and each Fund, and the Principal Executive Officer and Principal Financial Officer of the Trust are certifying both as to the Trust taken as a whole and each Fund.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material administrative, civil or criminal action, existing or concluded filed against the Trust as of the quarter end. Also there have been no material administrative, civil or criminal action, existing or concluded, as of the quarter end of the Trust, that have been filed against the Sponsor. Daniel D. O’Neill, a principal of the Sponsor, was named as a defendant in a purported class action lawsuit filed on September 17, 2009. The plaintiff, Evan Stoopler, filed a putative class action against several defendants, including Direxion Shares ETF Trust (“ETF Trust”) and Rafferty Asset Management, LLC (“Rafferty”) – both affiliates of the Sponsor – and the Sponsor’s Managing Director, Daniel D. O’Neill. The action was filed in the United States District Court for the Southern District of New York. Stoopler, on Behalf of Himself and All Other Similarly Situated v. Direxion Shares ETC Trust et al., 09-CV-8011-RJH. Two other largely identical lawsuits have since been filed by other plaintiffs, Milton Pfeiffer, on Behalf of Himself and All Other Similarly Situated v. Direxion Shares ETF Trust, et al., S.D.N.Y. 09-CV-8375 (RJH), and Thomas C. Longman on Behalf of Himself and All Other Similarly Situated v. Direxion Shares ETF Trust, et al., S.D.N.Y. 09-CV-8459 (RJH).

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Post-Effective Amendment No. 2 to the Trust’s Registration Statement on Form S-1, which was declared effective by the SEC on October 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month the Trust and each Fund will publish account statements for each Fund’s unitholders, which include Statements of Income (Loss) and Statements of Changes in Net Asset Value. The account statements will be furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on each Trust website at www.direxioninvestments.com.

Item 6.	Exhibits.

Exhibit No.	Description of Document

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(2)

(1)	Filed herewith.
(2)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIREXION SHARES ETF TRUST II

/s/ Daniel D. O’Neill
By: Daniel D. O’Neill
Principal Executive Officer

Date: November 14, 2014

/s/ Patrick J. Rudnick
By: Patrick J. Rudnick
Principal Financial Officer

Date: November 14, 2014