Form 10-Q
period 2014-12-31
Direxion Shares ETF Trust II
filed 2015-02-13
CIK 1496646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2014.

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

Direxion Daily Gold Bull 3X Shares

Schedule of Investments

December 31, 2014 (Unaudited)

Shares		Value
SHORT TERM INVESTMENTS – 94.9%
Money Market Funds – 94.9%
2,589,400	Fidelity Institutional Money Market Government Portfolio, 0.01%(a)	$2,589,400

	TOTAL SHORT TERM INVESTMENTS (Cost $2,589,400)	$2,589,400

	Total Investments (Cost $2,589,400) – 94.9%	$2,589,400
	Other Assets in Excess of Liabilities – 5.1%(b)	138,708

	TOTAL NET ASSETS - 100.0%	$2,728,108

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at December 31, 2014.
(b)	$314,659 of cash is pledged as collateral for futures contracts.

Long Futures Contracts

December 31, 2014 (Unaudited)

Contracts		Unrealized Appreciation/ (Depreciation)
65	Gold Futures
	Expiring February 2015 (Underlying Face Amount at Market Value $7,687,550)	$(119,278)
13	Mini Gold
	Futures Expiring February 2015 (Underlying Face Amount at Market Value $494,435)	(5,713)

		$(124,991)

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

Direxion Daily Gold Bear 3X Shares

Schedule of Investments

December 31, 2014 (Unaudited)

No reportable investments.

Total Investments (Cost $-) – 0.0%	$—
Other Assets in Excess of Liabilities – 0.0%	—

TOTAL NET ASSETS – 0.0%	$—

The Fund commenced liquidation procedures on December 29, 2014.

The accompanying notes are an integral part of these financial statements.

Direxion Daily Gold Bear 3X Shares

Schedule of Investments

June 30, 2014

Shares		Value
SHORT TERM INVESTMENTS - 88.6%
Money Market Funds - 88.6%
3,308,208	Fidelity Institutional Money Market Government Portfolio, 0.01%(a)	$3,308,208

	TOTAL SHORT TERM INVESTMENTS (Cost $3,308,208)	$3,308,208

	Total Investments (Cost $3,308,208) - 88.6%	$3,308,208
	Other Assets in Excess of Liabilities - 11.4%(b)	425,718

	TOTAL NET ASSETS - 100.0%	$3,733,926

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at June 30, 2014.
(b)	$833,277 of cash is pledged as collateral for futures contracts.

Short Futures Contracts

June 30, 2014

Contracts		Unrealized Appreciation/ (Depreciation)
80	Gold Futures
	Expiring August 2014 (Underlying Face Amount at Market Value $10,640,800)	$(349,900)
13	Mini Gold
	Futures Expiring August 2014 (Underlying Face Amount at Market Value $574,028)	(19,278)

		$(369,178)

The accompanying notes are an integral part of these financial statements.

Statements of Financial Condition

	Direxion Daily Gold Bull 3X Shares		Direxion Daily Gold Bear 3X Shares(a)
	December 31, 2014 (Unaudited)	June 30, 2014	December 31, 2014 (Unaudited)(b)	June 30, 2014
Assets:
Investments, at market value (Cost $2,589,400, $3,482,297, $0 and $3,308,208, respectively)	$2,589,400	$3,482,297	$—	$3,308,208
Cash	—	—	51,138	—
Interest receivable	22	26	—	30
Variation margin receivable	—	16,851	—	—
Deposit at broker for futures	314,659	335,311	—	833,277
Due from broker for futures	—	318,648	—	—
Due from investment adviser, net	14,770	50,327	—	50,327
Prepaid expenses and other assets	11,659	2,903	—	2,903

Total assets	2,930,510	4,206,363	51,138	4,194,745

Liabilities and shareholder’s equity:
Liabilities
Due to broker for futures	8,641	—	—	349,441
Variation margin payable	116,350	—	—	19,737
Payable to Sponsor	—	—	51,138	—
Accrued expenses and other liabilities	77,411	91,671	—	91,641

Total liabilities	202,402	91,671	51,138	460,819

Shareholder’s equity
Shareholder’s equity	2,728,108	4,114,692	—	3,733,926

Total liabilities and shareholders’ equity	$2,930,510	$4,206,363	$51,138	$4,194,745

Calculation of Net Asset Value Per Share:
Net assets	$2,728,108	$4,114,692	$—	$3,733,926
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	100,025	100,025	—	100,025
Net asset value, redemption and offering price per share	$27.27	$41.14	$—	$37.33

	Direxion Daily Silver Bull 3X Shares(a)		Direxion Daily Silver Bear 3X Shares(a)
	December 31, 2014 (Unaudited)(b)	June 30, 2014	December 31, 2014 (Unaudited)(b)	June 30, 2014
Assets:
Cash	$1,000	$1,000	$1,000	$1,000

Total assets	1,000	1,000	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities
Payable to Sponsor	1,000	—	1,000	—

Total liabilities	1,000	—	1,000	—

Shareholder’s equity
Shareholder’s equity	—	1,000	—	1,000

Total liabilities and shareholders’ equity	$1,000	$1,000	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$—	$1,000	$—	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	—	25	—	25
Net asset value, redemption and offering price per share	$—	$40.00	$—	$40.00

(a)	The Fund commenced liquidation procedures on December 29, 2014.
(b)	This Statement is prepared using the liquidation basis of accounting.

The accompanying notes are an integral part of these financial statements.

Statements of Financial Condition

	Direxion Daily Japanese Yen Bull 3X Shares(a)		Direxion Daily Japanese Yen Bear 3X Shares(a)
	December 31, 2014 (Unaudited)(b)	June 30, 2014	December 31, 2014 (Unaudited)(b)	June 30, 2014
Assets:
Cash	$1,000	$1,000	$1,000	$1,000

Total assets	1,000	1,000	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities
Payable to Sponsor	1,000	—	1,000	—

Total liabilities	1,000	—	1,000	—

Shareholder’s equity
Shareholder’s equity	—	1,000	—	1,000

Total liabilities and shareholders’ equity	$1,000	$1,000	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$—	$1,000	$—	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	—	25	—	25
Net asset value, redemption and offering price per share	$—	$40.00	$—	$40.00

	Direxion Daily Dollar Bull 3X Shares(a)		Direxion Daily Dollar Bear 3X Shares(a)
	December 31, 2014 (Unaudited)(b)	June 30, 2014	December 31, 2014 (Unaudited)(b)	June 30, 2014
Assets:
Cash	$1,000	$1,000	$1,000	$1,000

Total assets	1,000	1,000	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities
Payable to Sponsor	1,000	—	1,000	—

Total liabilities	1,000	—	1,000	—

Shareholder’s equity
Shareholder’s equity	—	1,000	—	1,000

Total liabilities and shareholders’ equity	$1,000	$1,000	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$—	$1,000	$—	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	—	25	—	25
Net asset value, redemption and offering price per share	$—	$40.00	$—	$40.00

(a)	The Fund commenced liquidation procedures on December 29, 2014.
(b)	This Statement is prepared using the liquidation basis of accounting.

The accompanying notes are an integral part of these financial statements.

Statements of Financial Condition

	Direxion Daily Euro Bull 3X Shares(a)		Direxion Daily Euro Bear 3X Shares(a)
	December 31, 2014 (Unaudited)(b)	June 30, 2014	December 31, 2014 (Unaudited)(b)	June 30, 2014
Assets:
Cash	$1,000	$1,000	$1,000	$1,000

Total assets	1,000	1,000	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities
Payable to Sponsor	1,000	—	1,000	—

Total liabilities	1,000	—	1,000	—

Shareholder’s equity
Shareholder’s equity	—	1,000	—	1,000

Total liabilities and shareholders’ equity	$1,000	$1,000	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$—	$1,000	$—	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	—	25	—	25
Net asset value, redemption and offering price per share	$—	$40.00	$—	$40.00

	Direxion Daily Gold Bear 1X Shares(a)		Direxion Daily Silver Bear 1X Shares(a)
	December 31, 2014 (Unaudited)(b)	June 30, 2014	December 31, 2014 (Unaudited)(b)	June 30, 2014
Assets:
Cash	$1,000	$1,000	$1,000	$1,000

Total assets	1,000	1,000	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities
Payable to Sponsor	1,000	—	1,000	—

Total liabilities	1,000	—	1,000	—

Shareholder’s equity
Shareholder’s equity	—	1,000	—	1,000

Total liabilities and shareholders’ equity	$1,000	$1,000	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$—	$1,000	$—	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	—	25	—	25
Net asset value, redemption and offering price per share	$—	$40.00	$—	$40.00

(a)	The Fund commenced liquidation procedures on December 29, 2014.
(b)	This Statement is prepared using the liquidation basis of accounting.

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II

Combined Statements of Financial Condition

	December 31, 2014 (Unaudited)	June 30, 2014
Assets:
Investments, at market value (Cost $2,589,400 and $6,790,505, respectively)	$2,589,400	$6,790,505
Cash	61,138	10,000
Interest receivable	22	56
Variation margin receivable	—	16,851
Deposit at broker for futures	314,659	1,168,588
Due from broker for futures	—	318,648
Due from investment adviser, net	14,770	100,654
Prepaid expenses and other assets	11,659	5,806

Total assets	2,991,648	8,411,108

Liabilities and shareholder’s equity:
Liabilities
Due to broker for futures	8,641	349,441
Variation margin payable	116,350	19,737
Payable to Sponsor	61,138	—
Accrued expenses and other liabilities	77,411	183,312

Total liabilities	263,540	552,490

Shareholder’s equity
Shareholder’s equity	2,728,108	7,858,618

Total liabilities and shareholders’ equity	$2,940,510	$8,411,108

Net assets	$2,728,108	$7,858,618
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	100,025	200,300

The accompanying notes are an integral part of these financial statements.

Statements of Income and Expenses (Unaudited)

	Direxion Daily Gold Bull 3X Shares(a)		Direxion Daily Gold Bear 3X Shares(a)(b)(c)
	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014
Investment Income:
Interest income	$66	$149	$109	$202

Total investment income	66	149	109	202

Expenses:
Investment advisory fees	6,990	15,801	11,400	21,252
Licensing fees	1,261	2,521	1,233	2,493
Custody fees	1,395	2,934	1,365	2,904
Professional fees	59,899	113,909	59,046	113,056
Pricing fees	1,964	5,808	1,925	5,769
Administration fees	55	125	90	168
Accounting fees	1,756	3,527	1,755	3,534
Transfer agent fees	1,568	3,150	1,570	3,160
Reports to shareholders	11,973	23,946	11,712	23,685
Exchange listing fees	1,506	3,158	1,506	3,158
Miscellaneous fees	1,898	3,185	1,839	3,126
Broker commissions	1,095	2,205	2,722	4,136

Total expenses before reimbursement	91,360	180,269	96,163	186,441
Less: Expenses waived by Adviser	(68,864)	(133,676)	(70,944)	(136,716)

Net Expenses	22,496	46,593	25,219	49,725

Net investment loss	(22,430)	(46,444)	(25,110)	(49,523)

Realized and unrealized gain (loss) on futures:
Net realized gain (loss) on futures	(914,908)	(879,650)	838,851	702,733

Change in net unrealized appreciation (depreciation) on futures	634,139	(460,490)	(925,268)	369,178

Net realized and unrealized gain (loss) on futures	(280,769)	(1,340,140)	(86,417)	1,071,911

Net income (loss)	$(303,199)	$(1,386,584)	(111,527)	1,022,388

(a)	The Fund commenced operations on April 10, 2014.
(b)	The Fund commenced liquidation procedures on December 29, 2014.
(c)	These Statements are prepared using the liquidation basis of accounting.

No other Fund had commenced operations as of December 31, 2014. Therefore no Statements of Income and Expenses are presented for those Funds.

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II

Combined Statement of Income and Expenses (Unaudited)

	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014
Investment Income:
Interest income	$175	$351

Total investment income	175	351

Expenses:
Investment advisory fees	18,390	37,056
Licensing fees	2,494	5,014
Custody fees	2,760	5,838
Professional fees	118,945	226,965
Pricing fees	3,889	11,577
Administration fees	145	293
Accounting fees	3,511	7,061
Transfer agent fees	3,138	6,310
Reports to shareholders	23,685	47,631
Exchange listing fees	3,012	6,316
Insurance fees	3,737	6,311
Broker commissions	3,817	6,341

Total expenses before reimbursement	187,523	366,710
Less: Expenses waived by Adviser	(139,808)	(270,392)

Net Expenses	47,715	96,318

Net investment loss	(47,540)	(95,967)

Realized and unrealized loss on investments:
Net realized loss on futures	(76,057)	(176,917)

Change in net unrealized appreciation (depreciation) on futures	(291,129)	(91,312)

Net realized and unrealized loss on investments	(367,186)	(268,229)

Net loss	$(414,726)	$(364,196)

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders’ Equity (Unaudited)

	Direxion Daily Gold Bull 3X Shares(a)
	Three months ended December 31, 2014	Six Months Ended December 31, 2014
Shareholders’ equity, beginning of period (100,025 shares each, respectively)	$3,031,307	$4,114,692
Sale of shares	—	—
Net income (loss):
Net investment loss	(22,430)	(46,444)
Net realized loss on investments	(914,908)	(879,650)
Change in unrealized appreciation (depreciation) on investments	634,139	(460,490)

Net loss	(303,199)	(1,386,584)

Shareholders’ equity, end of period (100,025 shares each, respectively)	$2,728,108	$2,728,108

	Direxion Daily Gold Bear 3X Shares(a)(b)(c)
	Three months ended December 31, 2014	Six Months Ended December 31, 2014
Shareholders’ equity, beginning of period (100,025 shares each, respectively)	$4,867,841	$3,733,926
Liquidation of shares (100,025 shares each, respectively)	(4,756,314)	(4,756,314)
Net income (loss):
Net investment loss	(25,110)	(49,523)
Net realized gain on investments	838,851	702,733
Change in unrealized appreciation (depreciation) on investments	(925,268)	369,178

Net income (loss)	(111,527)	1,022,388

Shareholders’ equity, end of period (0 shares each, respectively)	$—	$—

(a)	Commenced operations on April 10, 2014.
(b)	The Fund commenced liquidation procedures on December 29, 2014.
(c)	These Statements are prepared using the liquidation basis of accounting.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders’ Equity (Unaudited)

	Direxion Daily Silver Bull 3X Shares(a)(c)
	Three months ended December 31, 2014	Six Months Ended December 31, 2014
Shareholders’ equity, beginning of period (25 shares each, respectively)(b)	$1,000	$1,000
Liquidation of shares (25 shares each, respectively)	(1,000)	(1,000)

Shareholders’ equity, end of period (0 shares each, respectively)	$—	$—

	Direxion Daily Silver Bear 3X Shares(a)(c)
	Three months ended December 31, 2014	Six Months Ended December 31, 2014
Shareholders’ equity, beginning of period (25 shares each, respectively)(b)	$1,000	$1,000
Liquidation of shares (25 shares each, respectively)	(1,000)	(1,000)

Shareholders’ equity, end of period (0 shares each, respectively)	$—	$—

	Direxion Daily Japanese Yen Bull 3X Shares(a)(c)
	Three months ended December 31, 2014	Six Months Ended December 31, 2014
Shareholders’ equity, beginning of period (25 shares each, respectively)(b)	$1,000	$1,000
Liquidation of shares (25 shares each, respectively)	(1,000)	(1,000)

Shareholders’ equity, end of period (0 shares each, respectively)	$—	$—

	Direxion Daily Japanese Yen Bear 3X Shares(a)(c)
	Three months ended December 31, 2014	Six Months Ended December 31, 2014
Shareholders’ equity, beginning of period (25 shares each, respectively)(b)	$1,000	$1,000
Liquidation of shares (25 shares each, respectively)	(1,000)	(1,000)

Shareholders’ equity, end of period (0 shares each, respectively)	$—	$—

(a)	The Fund never commenced operations and commenced liquidation procedures on December 29, 2014.
(b)	Represents the Fund’s initial capital contribution.
(c)	These Statements are prepared using the liquidation basis of accounting.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders’ Equity (Unaudited)

	Direxion Daily Dollar Bull 3X Shares(a)(c)
	Three months ended December 31, 2014	Six Months Ended December 31, 2014
Shareholders’ equity, beginning of period (25 shares each, respectively)(b)	$1,000	$1,000
Liquidation of shares (25 shares each, respectively)	(1,000)	(1,000)

Shareholders’ equity, end of period (0 shares each, respectively)	$—	$—

	Direxion Daily Dollar Bear 3X Shares(a)(c)
	Three months ended December 31, 2014	Six Months Ended December 31, 2014
Shareholders’ equity, beginning of period (25 shares each, respectively)(b)	$1,000	$1,000
Liquidation of shares (25 shares each, respectively)	(1,000)	(1,000)

Shareholders’ equity, end of period (0 shares each, respectively)	$—	$—

	Direxion Daily Euro Bull 3X Shares(a)(c)
	Three months ended December 31, 2014	Six Months Ended December 31, 2014
Shareholders’ equity, beginning of period (25 shares each, respectively)(b)	$1,000	$1,000
Liquidation of shares (25 shares each, respectively)	(1,000)	(1,000)

Shareholders’ equity, end of period (0 shares each, respectively)	$—	$—

	Direxion Daily Euro Bear 3X Shares(a)(c)
	Three months ended December 31, 2014	Six Months Ended December 31, 2014
Shareholders’ equity, beginning of period (25 shares each, respectively)(b)	$1,000	$1,000
Liquidation of shares (25 shares each, respectively)	(1,000)	(1,000)

Shareholders’ equity, end of period (0 shares each, respectively)	$—	$—

(a)	The Fund never commenced operations and commenced liquidation procedures on December 29, 2014.
(b)	Represents the Fund’s initial capital contribution.
(c)	These Statements are prepared using the liquidation basis of accounting.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders’ Equity (Unaudited)

	Direxion Daily Gold Bear 1X Shares(a)(c)
	Three months ended December 31, 2014	Six Months Ended December 31, 2014
Shareholders’ equity, beginning of period (25 shares each, respectively)(b)	$1,000	$1,000
Liquidation of shares (25 shares each, respectively)	(1,000)	(1,000)

Shareholders’ equity, end of period (0 shares each, respectively)	$—	$—

	Direxion Daily Silver Bear 1X Shares(a)(c)
	Three months ended December 31, 2014	Six Months Ended December 31, 2014
Shareholders’ equity, beginning of period (25 shares each, respectively)(b)	$1,000	$1,000
Liquidation of shares (25 shares each, respectively)	(1,000)	(1,000)

Shareholders’ equity, end of period (0 shares each, respectively)	$—	$—

Direxion Shares ETF Trust II

Combined Statement of Changes in Shareholders’ Equity (Unaudited)

	Three months ended December 31, 2014	Six Months Ended December 31, 2014
Shareholders’ equity, beginning of period (200,300 shares each, respectively)	$7,909,148	$7,858,618
Liquidation of shares (100,025 shares each, respectively)	(4,766,314)	(4,766,314)
Net income (loss):
Net investment loss	(47,540)	(95,967)
Net realized loss on investments	(76,057)	(176,917)
Change in unrealized appreciation (depreciation) on investments	(291,129)	(91,312)

Net loss	(414,726)	(364,196)

Shareholders’ equity, end of period (100,275 shares each, respectively)	$2,728,108	$2,728,108

(a)	The Fund never commenced operations and commenced liquidation procedures on December 29, 2014.
(b)	Represents the Fund’s initial capital contribution.
(c)	These Statements are prepared using the liquidation basis of accounting.

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows (Unaudited)

	Direxion Daily Gold Bull 3X Shares(a)	Direxion Daily Gold Bear 3X Shares(a)(b)(d)
	Six Months Ended December 31, 2014	Six Months Ended December 31, 2014
Cash flow from operating activities:
Net income (loss)	$(1,386,584)	$1,022,388
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease in deposit at broker for futures contracts	20,652	833,277
Net sales of investments	892,897	3,308,208
Decrease in unrealized appreciation on futures contracts	335,499	—
Increase in payable to Sponsor	—	51,138
Decrease in accrued expenses and other liabilities	(23,016)	(88,738)
Decrease in due from investment adviser	35,557	50,327
Increase (Decrease) in unrealized depreciation on futures contracts	124,991	(369,178)
Decrease in dividends and interest	4	30

Net cash provided by (used in) operating activities	1,386,584	3,785,064
Cash flow from financing activities:
Proceeds from addition of shares	—	—
Liquidation of shares	—	(4,756,314)

Net cash used in financing activities	—	(4,756,314)

Net increase (decrease) in cash	—	51,138

Cash, beginning of period	—	—

Cash, end of period	$—	$51,138

	Direxion Daily Silver Bull 3X Shares(c)(d)	Direxion Daily Silver Bear 3X Shares(c)(d)
	Six Months Ended December 31, 2014	Six Months Ended December 31, 2014
Cash flow from operating activities:
Increase in payable from Sponsor	$1,000	$1,000

Net cash provided by operating activities	$1,000	$1,000
Cash flow from financing activities:
Liquidation of shares	(1,000)	(1,000)

Net cash used in financing activities	(1,000)	(1,000)

Net increase (decrease) in cash	—	—
Cash, beginning of period	1,000	1,000

Cash, end of period	$1,000	$1,000

(a)	The Fund commenced operations on April 10, 2014.
(b)	The Fund commenced liquidation procedures on December 29, 2014.
(c)	The Fund never commenced operations and commenced liquidation procedures on December 29, 2014.
(d)	This Statement is prepared using the liquidation basis of accounting.

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows (Unaudited)

	Direxion Daily Japanese Yen Bull 3X Shares(a)(b)	Direxion Daily Japanese Yen Bear 3X Shares(a)(b)
	Six Months Ended December 31, 2014	Six Months Ended December 31, 2014
Cash flow from operating activities:
Increase in payable from Sponsor	$1,000	$1,000

Net cash provided by operating activities	$1,000	$1,000
Cash flow from financing activities:
Liquidation of shares	(1,000)	(1,000)

Net cash used in financing activities	(1,000)	(1,000)

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period	$1,000	$1,000

	Direxion Daily Dollar Bull 3X Shares(a)(b)	Direxion Daily Dollar Bear 3X Shares(a)(b)
	Six Months Ended December 31, 2014	Six Months Ended December 31, 2014
Cash flow from operating activities:
Increase in payable from Sponsor	$1,000	$1,000

Net cash provided by operating activities	$1,000	$1,000
Cash flow from financing activities:
Liquidation of shares	(1,000)	(1,000)

Net cash used in financing activities	(1,000)	(1,000)

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period	$1,000	$1,000

(a)	The Fund never commenced operations and commenced liquidation procedures on December 29, 2014.
(b)	This Statement is prepared using the liquidation basis of accounting.

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows (Unaudited)

	Direxion Daily Euro Bull 3X Shares(a)(b)	Direxion Daily Euro Bear 3X Shares(a)(b)
	Six Months Ended December 31, 2014	Six Months Ended December 31, 2014
Cash flow from operating activities:
Increase in payable from Sponsor	$1,000	$1,000

Net cash provided by operating activities	$1,000	$1,000
Cash flow from financing activities:
Liquidation of shares	(1,000)	(1,000)

Net cash used in financing activities	(1,000)	(1,000)

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period	$1,000	$1,000

	Direxion Daily Gold Bear 1X Shares(a)(b)	Direxion Daily Silver Bear 1X Shares(a)(b)
	Six Months Ended December 31, 2014	Six Months Ended December 31, 2014
Cash flow from operating activities:
Increase in payable from Sponsor	$1,000	$1,000

Net cash provided by operating activities	$1,000	$1,000
Cash flow from financing activities:
Liquidation of shares	(1,000)	(1,000)

Net cash used in financing activities	(1,000)	(1,000)

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period	$1,000	$1,000

(a)	The Fund never commenced operations and commenced liquidation procedures on December 29, 2014.
(b)	This Statement is prepared using the liquidation basis for accounting.

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II

Combined Statement of Cash Flows (Unaudited)

Six months ended December 31, 2014
Cash flow from operating activities:
Net loss	$(364,196)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease in deposit at broker for future contracts	853,929
Net sales of investments	4,201,105
Decrease in unrealized appreciation on futures contracts	335,499
Decrease in accrued expenses and other liabilities	(111,754)
Increase in due from investment adviser	85,884
Decrease in unrealized depreciation on future contracts	(244,187)
Increase in payable to Sponsor	61,138
Increase in dividends and interest	34

Net cash provided by (used in) operating activities	5,181,648
Cash flow from financing activities:
Proceeds from addition of shares	—
Liquidation of shares	(4,766,314)

Net cash used in financing activities	—

Net increase (decrease) in cash	51,138

Cash, beginning of period	10,000

Cash, end of period	$61,138

The accompanying notes are an integral part of these financial statements.

Financial Highlights (Unaudited)

	Direxion Daily Gold Bull 3X Shares(8)
	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014
Net Asset Value, Beginning of Period	$30.31	$41.14
Net Investment Income (Loss)[1,2]	(0.22)	(0.46)
Net Realized and Unrealized Gain (Loss) on Investments	(2.82)	(13.41)

Net Increase (Decrease) in Net Asset Value Resulting from Operations	(3.04)	(13.87)

Net Asset Value, End of Period	$27.27	$27.27

Total Return at Net Asset Value[4]	(10.03)%	(33.71)%

Ratios to Average Net Assets:
Net Expenses[2,5,6]	3.06%	2.80%
Total Expenses[2,6]	12.42%	10.84%
Net Investment Income (Loss) after Expense Reimburesment[2,5,6]	(3.05)%	(2.79)%
Net Expenses[3,5,6]	2.91%	2.67%
Total Expenses[3,6]	12.27%	10.71%
Net Investment Income (Loss) after Expense Reimburesment[3,6]	(2.90)%	(2.66)%
Portfolio Turnover[7]	0%	0%

(1)	Net investment income (loss) per share represents net investment income divided by the daily average shares of beneficial interest outstanding throughout each period.
(2)	Including brokerage commissions of $0.01 and $0.02 per share respectively.
(3)	Excluding brokerage commissions.
(4)	Total return is calculated assuming and initial investment made at the net asset value at the beginning of the period and redemption on the last day of the period. Total return calculated for a period of less than one year is not annualized. Total return would have been lower if certain expenses had not been reimbursed/waived by the investment advisor.
(5)	Net expenses include effects of any reimbursement or recoupment.
(6)	For periods less than one year, these ratios are annualized.
(7)	Portfolio turnover rate is not annualized and does not include the effects of turnover of futures contracts.
(8)	The Fund commenced operations on April 10, 2014.

As of December 31, 2014, no other Fund had commenced operations. Effective December 29, 2014, the Direxion Daily Gold Bear 3X Shares began liquidation of its assets.

The accompanying notes are an integral part of these financial statements.

DIREXION SHARES ETF TRUST II

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014 (Unaudited)

1. ORGANIZATION

Direxion Shares ETF Trust II (the “Trust”) was organized as a Delaware statutory trust on July 12, 2010. A registration statement on Form S-1 pertaining to the shares of the Trust has been filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933. The Trust is organized into twelve separate series (each a “Fund” and collectively, the “Funds”): Direxion Daily Gold Bull 3X Shares, Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares. The Funds with the word “3X” in their names are referred to as the Leveraged Funds. Each series of the Trust listed above issues common units of beneficial interest, which represent units of fractional undivided beneficial interest in and ownership of that respective Fund (“Shares”). Each Fund’s Shares will be offered separately. The Shares of each Fund will be listed on the New York Stock Exchange Archipelago (“NYSE Arca”). On April 10, 2014, the Direxion Daily Gold Bull 3X Shares and the Direxion Daily Gold Bear 3X Shares commenced operations. On December 29, 2014, the Direxion Daily Gold Bear 3X Shares began the process of liquidating its net assets. The remaining ten Funds were never operational and began the process of liquidating their assets. Direxion Asset Management, LLC (the “Sponsor”) had subscribed for 25 Shares of each of these Funds in exchange for a capital contribution of $1,000 to each Fund.

The Trust filed an amendment to the registration statement on Form S-1 to remove from registration all of the securities of the following eleven series: Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares (“Terminated Series”). No sales of common units of beneficial interest of any Terminated Series, expect for the Direxion Daily Gold Bear 3X Shares, were made to the public at any time. The offering of each Terminated Series was terminated on December 29, 2014.

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

The Sponsor decided to liquidate the assets of the Terminated Series on December 29, 2014 (date of liquidation) and distribute the cash assets as soon as practicable. As a result, the Terminated Series changed to the liquidation basis of accounting in conformity with GAAP. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values, and liabilities are stated at their net settlement amount. Liquidation basis of accounting requires the Terminated Series to accrue future estimated general and administrative expenses and other costs expected to be incurred through the completion of liquidation. The effects of liquidation accounting have been considered by the Sponsor; however, no material adjustments were required in order to present the financial statements on that basis.

b) Investment Valuation

The Net Asset Value (“NAV”) per share of each Fund will be determined daily, as of the close of regular trading on the NYSE Arca (normally at 4:00 p.m. Eastern time), each day the NYSE Arca is open for business (“Valuation Time”). Futures contracts will be valued at the settlement price established on the exchange on which they are traded, if that settlement price reflects trading prior to the Valuation Time. If the settlement price established by the exchange reflects trading after the Valuation Time, then the last sales price prior to Valuation Time will be used. Money market instruments are valued at the reported net asset value.

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

Effective December 29, 2014, the Trust terminated the offering of Shares of each Fund with the exception of the Direxion Daily Gold Bull 3X Shares of these eleven terminated Funds, only Shares of the Direxion Daily Gold Bear 3X Shares were made to the public at any time.

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

h) Routine Operational, Administrative and Other Ordinary Expenses

The Funds will be responsible to pay all of the routine operational, administrative and other ordinary expenses, including, but not limited to, fees and expenses of the administrator, custodian, transfer agent, fund accountant, audit, tax preparation, license fees, legal fees, ongoing SEC registration fees related to future required filings, filing fees, individual K-1 preparation and mailing fees, report preparation and mailing and expected expenses incurred in connection with the continuous offering of Shares of each Fund. The Sponsor may choose to waive a portion of these fees at their discretion. For the quarter ended December 31, 2014, the Sponsor waived $68,864 and $70,944 of fees in the Direxion Daily Gold Bull 3X Shares and Direxion Daily Gold Bear 3X Shares, respectively.

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

5. FAIR VALUE MEASUREMENTS

The Funds follow authoritative fair value accounting standards, which establish an authoritative definition of fair value and set out a hierarchy for measuring fair value. These standards require additional disclosures about the various inputs and valuation techniques used to develop the measurements of fair value and a discussion in changes of valuation techniques and related inputs during the period. These inputs are summarized in the three broad levels below:

•	Level 1 – Quoted prices in active markets for identical securities

•	Level 2 – Evaluated price based on other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.)

•	Level 3 – Significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not an indication of the credit risk associated with investing in those securities.

The follow is a summary of the inputs used to value the Funds’ investments as of December 31, 2014 and June 30, 2014:

Direxion Daily Gold Bull 3X Shares

	December 31, 2014	June 30, 2014
Short-Term Investments (Level 1)	$2,589,400	$3,482,297
Other Financial Instruments* (Level 1)	(124,991)	335,499

For further detail on each asset class, see Schedule of Investments.

There were no Level 2 or Level 3 securities as of December 31, 2014 or June 30, 2014.

*	Other financial instruments are futures contracts not reflected in the Schedule of Investments.

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

The Funds use futures contracts as part of their principal investment strategy to achieve their investment objective. For additional discussion on the risks associated with futures contracts refer to Note 2. As of December 31, 2014, the Direxion Daily Gold Bull 3X Shares was invested in futures contracts.

At December 31, 2014 and June 30, 2014, the fair value of derivatives instruments, by primary risk, were as follows:

Asset derivatives1

	Commodity risk
	December 31, 2014	June 30, 2014
Direxion Daily Gold Bull 3X Shares
Futures contracts*	$—	$335,499

Liability derivatives2

	Commodity risk
	December 31, 2014	June 30, 2014
Direxion Daily Gold Bull 3X Shares
Futures contracts*	$124,991	$—

[1]	Statement of Financial Condition location: Variation margin receivable.
[2]	Statement of Financial Condition location: Variation margin payable.
*	Cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin, if any, is reported within the Statement of Financial Condition.

Transactions in derivative instruments during the quarter ended December 31, 2014, by primary risk, were as follows:

		Direxion Daily Gold Bull 3X Shares	Direxion Daily Gold Bear 3X Shares
Commodity Risk	Net Realized gain (loss)[1]
	Futures contracts	$(914,908)	$(838,851)
	Change in net unrealized appreciation (depreciation)[2]
	Futures contracts	634,139	(925,268)

[1]	Statement of Income and Expenses location: Net realized gain (loss) on futures.
[2]	Statement of Income and Expense location: Change in net unrealized appreciation (depreciation) on futures.

For the quarter ended December 31, 2014, the average volume of the derivatives held by the Funds were as follows:

	Quarterly Average Gross Notional Amount
	Long Futures Contracts	Short Futures Contracts
Direxion Daily Gold Bull 3X Shares	$10,054,106	$0
Direxion Daily Gold Bear 3X Shares	—	8,787,053

For the period ended June 30, 2014, the average volume of the derivatives held by the Funds were as follows:

	Quarterly Average Gross Notional Amount
	Long Futures Contracts	Short Futures Contracts
Direxion Daily Gold Bull 3X Shares	$5,993,974	$0
Direxion Daily Gold Bear 3X Shares	—	5,422,651

[1]	Commenced operations April 10, 2014.

7. OFFSETTING ASSETS AND LIABILITIES

The Funds may enter into master netting agreements or similar arrangements that allow for amounts owed between a Fund and the counterparty to be netted upon an early termination. However, a Fund does not offset the fair value amounts of the futures contract and the related collateral on the Statement of Financial Condition arising from futures contracts executed with the same counterparty under such master netting agreements or similar arrangement. The following table presents assets and liabilities available for offset represented in the Statement of Financial Condition to show the potential effect of master netting agreements or similar arrangements on a Fund’s financial condition as of December 31, 2014:

Liabilities:

Description: Futures Contract

				Gross Amounts not offset in the Statement of Financial Condition
Fund Name	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged (Received)	Net Amount
Direxion Daily Gold Bull 3X Shares	$124,991	$0	$124,991	$0	$124,991	$0

As of June 30, 2014:

Assets:

Description: Futures Contract

				Gross Amounts not offset in the Statement of Financial Condition
Fund Name	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged (Received)	Net Amount
Direxion Daily Gold Bull 3X Shares	$335,499	$0	$335,499	$0	$335,311	$188

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

The Trust filed an amendment to the registration statement on Form S-1 to remove from registration all of the securities of the following eleven series: Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares (“Terminated Series”). No sales of common units of beneficial interest of any Terminated Series, expect for the Direxion Daily Gold Bear 3X Shares, were made to the public at any time. The offering of each Terminated Series was terminated on December 29, 2014.

10. SUBSEQUENT EVENTS

The Funds have adopted authoritative standards for accounting for and disclosure of events that occur after the statement of financial condition date but before the statement of financial condition are issued or are available to be issued. These standards require the Funds to recognize in the statement of financial condition the effects of all recognized subsequent events that provide additional evidence about conditions that existed at the date of the statement of financial condition. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, the Funds are required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. On December 29, 2014, the previously defined Terminated Series began the process of liquidating their assets. As of the date of this filing, the assets of the Terminated Series remained as a payable to the Sponsor. These assets will be distributed to the Sponsor at a future date to meet any final obligations of the Terminated Series.

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

Each Fund’s Shares will be offered separately. The Shares of each Fund will be listed on the New York Stock Exchange (“NYSE Arca”). As of December 31, 2014, each of the Funds had seed capital of $1,000, but only two of the Funds, Direxion Daily Gold Bull 3X Shares, Direxion Daily Gold Bear 3X Shares (“Gold 3X Funds”), commenced trading on the NYSE Arca on April 10, 2014. Effective December 29, 2014, the Direxion Daily Gold Bear 3X Shares began the process of liquidating its net assets. For the quarter ended December 31, 2014 other than the Gold 3X Funds, no other Funds had commenced operations.

The Trust filed an amendment to the registration statement on Form S-1 to remove from registration all of the securities of the following eleven series: Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares (“Terminated Series”). No sales of common units of beneficial interest of any Terminated Series, expect for the Direxion Daily Gold Bear 3X Shares, were made to the public at any time. The offering of each Terminated Series was terminated on December 29, 2014.

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

Liquidity and Capital Resources

A significant portion of the NAV of each Fund is likely to be held in cash and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities as described above. A portion of these investments may be posted as collateral in connection with swap agreements and/or used as margin for each Fund’s trading in futures. Margin requirements in respect of swap agreements are the subject of pending rule proposals issued by the CFTC and the U.S. bank regulators. It is possible that increased margin will apply to swap agreements upon adoption of the new requirements by these regulators. The percentage that U.S. Treasury bills and other short-term fixed-income securities will bear to the total net assets of each Fund will vary from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the quarter ended December 31, 2014, each of the Funds earned interest income as follows:

Interest Income Quarter Ended December 31, 2014
Direxion Daily Gold Bull 3X Shares	$66
Direxion Daily Gold Bear 3X Shares*	109

*	Represents the period from October 1, 2014 to December 29, 2014.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2014 and June 30, 2014, the Funds have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

Results of Operations for the Quarter and Six Months Ended December 31, 2014

Fund Performance

The following table provides summary performance information for the Gold 3X Funds for the quarter ended December 31, 2014:

	Direxion Daily Gold Bull 3X Shares	Direxion Daily Gold Bear 3X Shares[1]
NAV beginning of quarter	$3,031,307	$4,867,841
NAV end of quarter	$2,728,108	$—
Shares outstanding beginning of quarter	100,025	100,025
Shares outstanding end of quarter	100,025	—
Shares created	—	—
Shares redeemed	—	—
Shares liquidated	—	(100,025)
Per share NAV beginning of quarter	$30.31	$48.67
Per share NAV end of quarter	$27.27	$—

The following table provides summary performance information for the Gold 3X Funds for the six months ended December 31, 2014:

	Direxion Daily Gold Bull 3X Shares	Direxion Daily Gold Bear 3X Shares[1]
NAV beginning of period	$4,114,692	$3,733,926
NAV end of period	$2,728,108	$—
Shares outstanding beginning of period	100,025	100,025
Shares outstanding end of period	100,025	—
Shares created	—	—
Shares redeemed	—	—
Shares liquidated	—	(100,025)
Per share NAV beginning of period	$41.14	$37.33
Per share NAV end of period	$27.27	$—

[1].	The Direxion Daily Gold Bear 3X Shares commenced liquidation procedures on December 29, 2014.

Direxion Daily Gold Bull 3X Shares

During the quarter and six months ended December 31, 2014, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 300% of the daily performance of the Gold Benchmark Future Contract. Specifically, the benchmark for the Gold Funds is the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month for 100 troy ounces of gold, specified by the CME to be of a grade and quality that shall assay to a minimum of 995 fineness, as measured in U.S. Dollars and cents per troy ounce with a minimum fluctuation of $0.10 per troy ounce. For the quarter and six months ended December 31, 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

The Fund’s per Share NAV decrease of -10.03% for the quarter ended December 31, 2014, was primarily due to depreciation in the value of the assets of the Fund during the quarter. During the quarter ended December 31, 2014, the Fund’s per Share NAV reached its high for the quarter on October 21, 2014 at $33.24 per Share and reached its low for the quarter on November 5, 2014 at $25.29 per Share. During the quarter ended December 31, 2014, the Gold Bull 3X Fund returned -10.03% while the benchmark’s return decreased 2.20%. This is a result of the Gold Bull 3X Fund attempt to provide daily leveraged investment results (before fees and expenses) that correlate to three times (300%) of the daily return of its target benchmark.

        The Fund’s per Share NAV decrease of -33.71% for the six months ended December 31, 2014, was primarily due to depreciation in the value of the assets of the Fund during the quarter. During the six months ended December 31, 2014, the Fund’s per Share NAV reached its high for the period on July 11, 2014 at $41.90 per Share and reached its low for the quarter on November 5, 2014 at $25.29 per Share. During the six months ended December 31, 2014, the Gold Bull 3X Fund returned -33.71% while the benchmark’s return decreased 11.08%. This is a result of the Gold Bull 3X Fund attempt to provide daily leveraged investment results (before fees and expenses) that correlate to three times (300%) of the daily return of its target benchmark.

Direxion Daily Gold Bear 3X Shares

The Direxion Daily Gold Bear 3X Shares commenced liquidation procedures on December 29, 2014. Prior to the Fund’s liquidation, the Fund sought daily investment results (before fees and expenses) that correspond to -300% of the daily performance of the Gold Benchmark Future Contract. Specifically, the benchmark for the Gold Funds is the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month for 100 troy ounces of gold, specified by the CME to be of a grade and quality that shall assay to a minimum of 995 fineness, as measured in U.S. Dollars and cents per troy ounce with a minimum fluctuation of $0.10 per troy ounce. For the quarter and six months ended December 31, 2014, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

Net Income/Loss

The following table provides summary income information for the Gold 3X Funds for the quarter ended December 31, 2014:

	Direxion Daily Gold Bull 3X Shares	Direxion Daily Gold Bear 3X Shares[1]
Net investment loss	$(22,430)	$(25,110)
Management fee	6,990	11,400
Net realized gain (loss)	(914,908)	838,851
Change in net unrealized appreciation (depreciation)	634,139	(925,268)
Net income (loss)	(303,199)	(111,527)

The following table provides summary income information for the Gold 3X Funds for the six months ended December 31, 2014:

	Direxion Daily Gold Bull 3X Shares	Direxion Daily Gold Bear 3X Shares[1]
Net investment loss	$(46,444)	$(49,523)
Management fee	15,801	21,252
Net realized gain (loss)	(879,650)	702,733
Change in net unrealized appreciation (depreciation)	(460,490)	369,178
Net income (loss)	(1,386,584)	1,022,388

1.	The Direxion Daily Gold Bear 3X Shares commenced liquidation procedures on December 29, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

For the quarter ended December 31, 2014 other than the Gold 3X Funds no other Funds had commenced operations. Effective December 29, 2014, the Direxion Daily Gold Bear 3X Shares liquidated its assets.

Commodity Price Sensitivity

The Direxion Daily Gold Bull 3X Shares are exposed to commodity price risk through its holdings of Financial Instruments. The following table provides information about each Fund which were sensitive to commodity price risk. As of December 31, 2014, the Fund’s positions were as follows:

Futures Positions as of December 31, 2014

Direxion Gold Bull 3X Fund

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	February 2015	65	$1,184.10	100	$8,046,739
Mini Gold Futures (ICE)	Long	February 2015	13	$1,184.10	33.2	$500,197

Gold Bull 3X Fund

The December 31, 2014 long futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The long notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increase (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of long exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by three.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

Item 6.	Exhibits.

Exhibit No.	Description of Document

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIREXION SHARES ETF TRUST II

/s/ Daniel D. O’Neill
By: Daniel D. O’Neill
Principal Executive Officer

Date: February 13, 2015

/s/ Patrick J. Rudnick
By: Patrick J. Rudnick
Principal Financial Officer

Date: February 13, 2015