Form 10-K/A
period 2014-06-30
Direxion Shares ETF Trust II
filed 2015-03-27
CIK 1496646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

The Registrant hereby amends and restates its Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the Securities and Exchange Commission on September 12, 2014 (the “Original Filing”) to revise the Ernst & Young LLP audit opinion to cover the schedule of investments and financial highlights for the period ended June 30, 2014, which had been inadvertently omitted.

In addition, this filing includes the Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer for the fiscal year ended June 30, 2014, which Certification were inadvertently omitted.

Further, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this Amendment currently dated certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.

Direxion Shares ETF Trust II

Financial Statements as of June 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor and Shareholders of

Direxion ETF Trust II

We have audited the accompanying combined statements of financial condition of Direxion ETF Trust II (the Trust), which is comprised of Direxion Daily Gold Bull 3X Shares, Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares, Direxion Daily Silver Bear 1X Shares (collectively referred to herein as the Funds), and the accompanying statements of financial condition of the Funds, including the schedules of investments, as of June 30, 2014, and the related combined statement of income and expenses of the Trust and the statements of income and expenses of the Funds, the combined statement of changes in shareholders’ equity of the Trust and the statements of changes in shareholders’ equity of the Funds, the combined statement of cash flows of the Trust, the statements of cash flows and financial highlights of the Funds for the period from December 23, 2013 (effective date of registration statement) to June 30, 2014. These financial statements and financial highlights are the responsibility of the Trust and the Funds’ management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the Trust and the Funds at June 30, 2014, and the results of their operations, their cash flows and financial highlights for the period from December 23, 2013 (effective date of registration statement) to June 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

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

Date: March 27, 2015

/s/ Patrick J. Rudnick
By: Patrick J. Rudnick Principal Financial Officer

Date: March 27, 2015