Form 10-Q/A
period 2014-09-30
Direxion Shares ETF Trust II
filed 2015-03-27
CIK 1496646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note:

The sole purpose of this filing is to include the Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer accompanying the Form 10-Q for the fiscal quarter ended September 30, 2014 filed with the Securities and Exchange Commission on November 14, 2014 (the “10-Q”) which Certification were inadvertently omitted. In addition, in connection with this filing and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this filing currently dated certifications. No other changes have been made to the 10-Q, and information reported as of a particular date has not been updated.

Item 4.	Controls and Procedures.

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

3