Form 10-Q/A
period 2014-12-31
Direxion Shares ETF Trust II
filed 2015-03-27
CIK 1496646

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

Explanatory Note:

The sole purpose of this filing is to include the Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer accompanying the Form 10-Q for the fiscal quarter ended December 31, 2014 filed with the Securities and Exchange Commission on February 13, 2015 (the “10-Q”) which Certification were inadvertently omitted. In addition, in connection with this filing and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this filing currently dated certifications. No other changes have been made to the 10-Q, and information reported as of a particular date has not been updated.

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