Form 10-Q
period 2015-03-31
Direxion Shares ETF Trust II
filed 2015-05-15
CIK 1496646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2015.

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

Direxion Daily Gold Bull 3X Shares

Schedule of Investments

March 31, 2015 (Unaudited)

Shares		Value
SHORT TERM INVESTMENTS – 91.9%
Money Market Funds – 91.9%
2,443,157	Fidelity Institutional Money Market Government Portfolio, 0.01%(a)	$2,443,157

	TOTAL SHORT TERM INVESTMENTS (Cost $2,443,157)	$2,443,157

	Total Investments (Cost $2,443,157) – 91.9%	$2,443,157
	Other Assets in Excess of Liabilities – 8.1%(b)	215,267

	TOTAL NET ASSETS – 100.0%	$2,658,424

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at March 31, 2015.
(b)	$371,906 of cash is pledged as collateral for futures contracts.

Long Futures Contracts

March 31, 2015 (Unaudited)

Contracts		Unrealized Appreciation/ (Depreciation)
63	Gold Futures
	Expiring June 2015 (Underlying Face Amount at Market Value $7,459,830)	$(76,968)
9	Mini Gold
	Futures Expiring June 2015 (Underlying Face Amount at Market Value $532,800)	(6,083)

		$(83,051)

The accompanying notes are an integral part of these financial statements.

Direxion Daily Gold Bull 3X Shares

Schedule of Investments

June 30, 2014

Shares		Value
SHORT TERM INVESTMENTS – 84.6%
Money Market Funds – 84.6%
3,482,297	Fidelity Institutional Money Market Government Portfolio, 0.01%(a)	$3,482,297

	TOTAL SHORT TERM INVESTMENTS (Cost $3,482,297)	$3,482,297

	Total Investments (Cost $3,482,297) – 84.6%	$3,482,297
	Other Assets in Excess of Liabilities – 15.4%(b)	632,395

	TOTAL NET ASSETS – 100.0%	$4,114,692

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at June 30, 2014.
(b)	$335,311 of cash is pledged as collateral for futures contracts.

Long Futures Contracts

June 30, 2014

Contracts		Unrealized Appreciation/ (Depreciation)
88	Gold Futures
	Expiring August 2014 (Underlying Face Amount at Market Value $11,704,880)	$312,900
14	Mini Gold
	Futures Expiring August 2014 (Underlying Face Amount at Market Value $618,184)	22,599

		$335,499

The accompanying notes are an integral part of these financial statements.

Direxion Daily Gold Bear 3X Shares

Schedule of Investments

June 30, 2014

Shares		Value
SHORT TERM INVESTMENTS – 88.6%
Money Market Funds – 88.6%
3,308,208	Fidelity Institutional Money Market Government Portfolio, 0.01%(a)	$3,308,208

	TOTAL SHORT TERM INVESTMENTS (Cost $3,308,208)	$3,308,208

	Total Investments (Cost $3,308,208) – 88.6%	$3,308,208
	Other Assets in Excess of Liabilities – 11.4%(b)	425,718

	TOTAL NET ASSETS – 100.0%	$3,733,926

Percentages are stated as a percent of net assets.

(a)	Represents annualized seven-day yield at June 30, 2014.
(b)	$833,277 of cash is pledged as collateral for futures contracts.

Short Futures Contracts

June 30, 2014

Contracts		Unrealized Appreciation/ (Depreciation)
80	Gold Futures
	Expiring August 2014 (Underlying Face Amount at Market Value $10,640,800)	$(349,900)
13	Mini Gold
	Futures Expiring August 2014 (Underlying Face Amount at Market Value $574,028)	(19,278)

		$(369,178)

The accompanying notes are an integral part of these financial statements.

Statements of Financial Condition

	Direxion Daily Gold Bull 3X Shares		Direxion Daily Gold Bear 3X Shares(a)
	March 31, 2015 (Unaudited)	June 30, 2014	June 30, 2014
Assets:
Investments, at market value (Cost $2,443,157, $3,482,297 and $3,308,208, respectively)	$2,443,157	$3,482,297	$3,308,208
Interest receivable	20	26	30
Variation margin receivable	—	16,851	—
Deposit at broker for futures	371,906	335,311	833,277
Due from broker for futures	—	318,648	—
Due from investment adviser, net	23,588	50,327	50,327
Prepaid expenses and other assets	9,628	2,903	2,903

Total assets	2,848,299	4,206,363	4,194,745

Liabilities and shareholder’s equity:
Liabilities
Due to broker for futures	68,876	—	349,441
Variation margin payable	14,175	—	19,737
Accrued expenses and other liabilities	106,824	91,671	91,641

Total liabilities	189,875	91,671	460,819

Shareholder’s equity
Shareholder’s equity	2,658,424	4,114,692	3,733,926

Total liabilities and shareholders’ equity	$2,848,299	$4,206,363	$4,194,745

Calculation of Net Asset Value Per Share:
Net assets	$2,658,424	$4,114,692	$3,733,926
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	100,025	100,025	100,025
Net asset value, redemption and offering price per share	$26.58	$41.14	$37.33

	Direxion Daily Silver Bull 3X Shares(b)	Direxion Daily Silver Bear 3X Shares(b)
	June 30, 2014	June 30, 2014
Assets:
Cash	$1,000	$1,000

Total assets	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities

Total liabilities	—	—

Shareholder’s equity
Shareholder’s equity	1,000	1,000

Total liabilities and shareholders’ equity	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00

(a)	The Fund commenced liquidation procedures on December 26, 2014 and fully liquidated its assets on April 28, 2015.
(b)	The Fund terminated its registration as of December 29, 2014.

The accompanying notes are an integral part of these financial statements.

Statements of Financial Condition

	Direxion Daily Japanese Yen Bull 3X Shares(a)	Direxion Daily Japanese Yen Bear 3X Shares(a)
	June 30, 2014	June 30, 2014
Assets:
Cash	$1,000	$1,000

Total assets	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities

Total liabilities	—	—

Shareholder’s equity
Shareholder’s equity	1,000	1,000

Total liabilities and shareholders’ equity	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00

	Direxion Daily Dollar Bull 3X Shares(a)	Direxion Daily Dollar Bear 3X Shares(a)
	June 30, 2014	June 30, 2014
Assets:
Cash	$1,000	$1,000

Total assets	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities

Total liabilities	—	—

Shareholder’s equity
Shareholder’s equity	1,000	1,000

Total liabilities and shareholders’ equity	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00

(a)	The Fund terminated its registration on December 29, 2014.

The accompanying notes are an integral part of these financial statements.

Statements of Financial Condition

	Direxion Daily Euro Bull 3X Shares(a)	Direxion Daily Euro Bear 3X Shares(a)
	June 30, 2014	June 30, 2014
Assets:
Cash	$1,000	$1,000

Total assets	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities

Total liabilities	—	—

Shareholder’s equity
Shareholder’s equity	1,000	1,000

Total liabilities and shareholders’ equity	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00

	Direxion Daily Gold Bear 1X Shares(a)	Direxion Daily Silver Bear 1X Shares(a)
	June 30, 2014	June 30, 2014
Assets:
Cash	$1,000	$1,000

Total assets	1,000	1,000

Liabilities and shareholder’s equity:
Liabilities

Total liabilities	—	—

Shareholder’s equity
Shareholder’s equity	1,000	1,000

Total liabilities and shareholders’ equity	$1,000	$1,000

Calculation of Net Asset Value Per Share:
Net assets	$1,000	$1,000
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	25	25
Net asset value, redemption and offering price per share	$40.00	$40.00

(a)	The Fund terminated its registration on December 29, 2014.

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II

Combined Statements of Financial Condition

	March 31, 2015 (Unaudited)(a)	June 30, 2014
Assets:
Investments, at market value (Cost $2,443,157 and $6,790,505, respectively)	$2,443,157	$6,790,505
Cash	—	10,000
Interest receivable	20	56
Variation margin receivable	—	16,851
Deposit at broker for futures	371,906	1,168,588
Due from broker for futures	—	318,648
Due from investment adviser, net	23,588	100,654
Prepaid expenses and other assets	9,628	5,806

Total assets	2,848,299	8,411,108

Liabilities and shareholder’s equity:
Liabilities
Due to broker for futures	68,876	349,441
Variation margin payable	14,175	19,737
Accrued expenses and other liabilities	106,824	183,312

Total liabilities	189,875	552,490

Shareholder’s equity
Shareholder’s equity	2,658,424	7,858,618

Total liabilities and shareholders’ equity	$2,848,299	$8,411,108

Net assets	$2,658,424	$7,858,618
Weighted shares outstanding (unlimited shares of beneficial interest authorized, no par value)	100,025	200,300

(a)	The March 31, 2015 Combined Statement of Financial Condition represents only the Direxion Daily Gold Bull 3X Shares. The remaining eleven Funds were terminated or liquidated as of March 31, 2015.

The accompanying notes are an integral part of these financial statements.

Statements of Income and Expenses (Unaudited)

	Direxion Daily Gold Bull 3X Shares(a)		Direxion Daily Gold Bear 3X Shares(a)
	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015	Period from July 1, 2014 to December 26, 2014 (liquidation date)
Investment Income:
Interest income	$67	$216	$202

Total investment income	67	216	202

Expenses:
Investment advisory fees	6,913	22,714	21,252
Licensing fees	1,232	3,753	2,493
Custody fees	870	3,804	2,904
Professional fees	47,935	161,844	113,056
Pricing fees	1,135	6,943	5,769
Administration fees	54	179	168
Accounting fees	1,719	5,246	3,534
Transfer agent fees	1,534	4,684	3,160
Reports to shareholders	16,359	40,305	23,685
Exchange listing fees	856	4,014	3,158
Miscellaneous fees	2,643	5,828	3,126
Broker commissions	1,673	3,878	4,136

Total expenses before reimbursement	82,923	263,192	186,441
Less: Expenses waived by Adviser	(64,860)	(198,536)	(136,716)

Net Expenses	18,063	64,656	49,725

Net investment loss	(17,996)	(64,440)	(49,523)

Realized and unrealized gain (loss) on futures:
Net realized gain (loss) on futures	(93,628)	(973,278)	702,733

Change in net unrealized appreciation (depreciation) on futures	41,940	(418,550)	369,178

Net realized and unrealized gain (loss) on futures	(51,688)	(1,391,828)	1,071,911

Net income (loss)	$(69,684)	$(1,456,268)	1,022,388

(a)	The Fund commenced operations on April 10, 2014.

No other Fund had operations during the quarter of March 31, 2015. Therefore no Statements of Income and Expenses are presented for those Funds.

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II

Combined Statement of Income and Expenses (Unaudited)

	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015(a)
Investment Income:
Interest income	$67	$418

Total investment income	67	418

Expenses:
Investment advisory fees	6,913	43,966
Licensing fees	1,232	6,246
Custody fees	870	6,708
Professional fees	47,935	274,900
Pricing fees	1,135	12,712
Administration fees	54	347
Accounting fees	1,719	8,780
Transfer agent fees	1,534	7,844
Reports to shareholders	16,359	63,990
Exchange listing fees	856	7,172
Insurance fees	2,643	8,954
Broker commissions	1,673	8,014

Total expenses before reimbursement	82,923	449,633
Less: Expenses waived by Adviser	(64,860)	(335,252)

Net Expenses	18,063	114,381

Net investment loss	(17,996)	(113,963)

Realized and unrealized loss on investments:
Net realized loss on futures	(93,628)	(270,545)

Change in net unrealized appreciation (depreciation) on futures	41,940	(49,372)

Net realized and unrealized loss on investments	(51,688)	(319,917)

Net loss	$(69,684)	$(433,880)

(a)	Includes the income and expenses of the Direxion Daily Gold Bear 3X Shares for the period from July 1, 2014 to December 26, 2014, the liquidation date.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders’ Equity (Unaudited)

	Direxion Daily Gold Bull 3X Shares(a)
	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015
Shareholders’ equity, beginning of period (100,025 shares each, respectively)	$2,728,108	$4,114,692
Sale of shares	—	—
Net income (loss):
Net investment loss	(17,996)	(64,440)
Net realized loss on futures	(93,628)	(973,278)
Change in unrealized appreciation (depreciation) on futures	41,940	(418,550)

Net loss	(69,684)	(1,456,268)

Shareholders’ equity, end of period (100,025 shares each, respectively)	$2,658,424	$2,658,424

Direxion Daily Gold Bear 3X Shares(a)
Period from July 1, 2014 to December 26, 2014 (liquidation date)
Shareholders’ equity, beginning of period (100,025 shares)	$3,733,926
Liquidation of shares (100,025 shares)	(4,756,314)
Net income (loss):
Net investment loss	(49,523)
Net realized gain on futures	702,733
Change in unrealized appreciation (depreciation) on futures	369,178

Net income	1,022,388

Shareholders’ equity, end of period (0 shares)	$—

(a)	Commenced operations on April 10, 2014.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders’ Equity (Unaudited)

Direxion Daily Silver Bull 3X Shares(a)
Period from July 1, 2014 to December 29, 2014 (termination date)
Shareholders’ equity, beginning of period (25 shares)(b)	$1,000
Liquidation of shares (25 shares)	(1,000)

Shareholders’ equity, end of period (0 shares)	$—

Direxion Daily Silver Bear 3X Shares(a)
Period from July 1, 2014 to December 29, 2014 (termination date)
Shareholders’ equity, beginning of period (25 shares)(b)	$1,000
Liquidation of shares (25 shares)	(1,000)

Shareholders’ equity, end of period (0 shares)	$—

Direxion Daily Japanese Yen Bull 3X Shares(a)
Period from July 1, 2014 to December 29, 2014 (termination date)
Shareholders’ equity, beginning of period (25 shares)(b)	$1,000
Liquidation of shares (25 shares)	(1,000)

Shareholders’ equity, end of period (0 shares)	$—

Direxion Daily Japanese Yen Bear 3X Shares(a)
Period from July 1, 2014 to December 29, 2014 (termination date)
Shareholders’ equity, beginning of period (25 shares)(b)	$1,000
Liquidation of shares (25 shares)	(1,000)

Shareholders’ equity, end of period (0 shares)	$—

(a)	The Fund never commenced operations.
(b)	Represents the Fund’s initial capital contribution.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders’ Equity (Unaudited)

Direxion Daily Dollar Bull 3X Shares(a)
Period from July 1, 2014 to December 29, 2014 (termination date)
Shareholders’ equity, beginning of period (25 shares)(b)	$1,000
Liquidation of shares (25 shares)	(1,000)

Shareholders’ equity, end of period (0 shares)	$—

Direxion Daily Dollar Bear 3X Shares(a)
Period from July 1, 2014 to December 29, 2014 (termination date)
Shareholders’ equity, beginning of period (25 shares)(b)	$1,000
Liquidation of shares (25 shares)	(1,000)

Shareholders’ equity, end of period (0 shares)	$—

Direxion Daily Euro Bull 3X Shares(a)
Period from July 1, 2014 to December 29, 2014 (termination date)
Shareholders’ equity, beginning of period (25 shares)(b)	$1,000
Liquidation of shares (25 shares)	(1,000)

Shareholders’ equity, end of period (0 shares)	$—

Direxion Daily Euro Bear 3X Shares(a)
Period from July 1, 2014 to December 29, 2014 (termination date)
Shareholders’ equity, beginning of period (25 shares)(b)	$1,000
Liquidation of shares (25 shares)	(1,000)

Shareholders’ equity, end of period (0 shares)	$—

(a)	The Fund never commenced operations.
(b)	Represents the Fund’s initial capital contribution.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders’ Equity (Unaudited)

Direxion Daily Gold Bear 1X Shares(a)
Period from July 1, 2014 to December 29, 2014 (termination date)
Shareholders’ equity, beginning of period (25 shares)(b)	$1,000
Liquidation of shares (25 shares)	(1,000)

Shareholders’ equity, end of period (0 shares)	$—

Direxion Daily Silver Bear 1X Shares(a)
Period from July 1, 2014 to December 29, 2014 (termination date)
Shareholders’ equity, beginning of period (25 shares)(b)	$1,000
Liquidation of shares (25 shares)	(1,000)

Shareholders’ equity, end of period (0 shares)	$—

Direxion Shares ETF Trust II

Combined Statement of Changes in Shareholders’ Equity (Unaudited)

	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015(c)
Shareholders’ equity, beginning of period (100,025 and 200,300 shares each, respectively)	$2,728,108	$7,858,618
Liquidation of shares (0 and 100,275 shares each, respectively)	—	(4,766,314)
Net income (loss):
Net investment loss	(17,996)	(113,963)
Net realized loss on futures	(93,628)	(270,545)
Change in unrealized appreciation (depreciation) on futures	41,940	(49,372)

Net loss	(69,684)	(433,880)

Shareholders’ equity, end of period (100,025 shares each, respectively)	$2,658,424	$2,658,424

(a)	The Fund never commenced operations.
(b)	Represents the Fund’s initial capital contribution.
(c)	Includes the change in shareholders’ equity for the nine months ended March 31, 2015 for the Direxion Daily Gold Bull 3X Shares, the change in shareholders’ equity for the period from July 1, 2014 to December 26, 2014, the liquidation date, for the Direxion Daily Gold Bear 3X Shares, and the changes in shareholders’ equity for the period from July 1, 2014 to December 29, 2014, the termination date, for the remaining ten Funds.

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows (Unaudited)

	Direxion Daily Gold Bull 3X Shares(a)	Direxion Daily Gold Bear 3X Shares(a)
	Nine Months Ended March 31, 2015	Period from July 1, 2014 to December 26, 2014 (liquidation date)
Cash flow from operating activities:
Net income (loss)	$(1,456,268)	$1,022,388
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in deposit at broker for futures contracts	(36,595)	833,277
Net sales of investments	1,039,140	3,308,208
Decrease in unrealized appreciation on futures contracts	335,499	—
Increase in payable to Sponsor	—	51,138
Increase (Decrease) in accrued expenses and other liabilities	8,428	(88,738)
Decrease in due from investment adviser, net	26,739	50,327
Increase (Decrease) in unrealized depreciation on futures contracts	83,051	(369,178)
Decrease in interest receivable	6	30

Net cash provided by (used in) operating activities	1,456,268	3,785,064
Cash flow from financing activities:
Proceeds from addition of shares	—	—
Liquidation of shares	—	(4,756,314)

Net cash used in financing activities	—	(4,756,314)

Net increase in cash	—	51,138

Cash, beginning of period	—	—

Cash, end of period	$—	$51,138 (c)

	Direxion Daily Silver Bull 3X Shares(b)	Direxion Daily Silver Bear 3X Shares(b)
	Period from July 1, 2014 to December 29, 2014 (termination date)	Period from July 1, 2014 to December 29, 2014 (termination date)
Cash flow from operating activities:
Increase in payable to Sponsor	$1,000	$1,000

Net cash provided by operating activities	$1,000	$1,000
Cash flow from financing activities:
Liquidation of shares	(1,000)	(1,000)

Net cash used in financing activities	(1,000)	(1,000)

Net increase (decrease) in cash	—	—
Cash, beginning of period	1,000	1,000

Cash, end of period(d)	$1,000	$1,000

(a)	The Fund commenced operations on April 10, 2014.
(b)	The Fund never commenced operations.
(c)	This amount was liquidated on April 28, 2015.
(d)	This amount is pending liquidation as of the date of this filing.

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows (Unaudited)

	Direxion Daily Japanese Yen Bull 3X Shares(a)	Direxion Daily Japanese Yen Bear 3X Shares(a)
	Period from July 1, 2014 to December 29, 2014 (termination date)	Period from July 1, 2014 to December 29, 2014 (termination date)
Cash flow from operating activities:
Increase in payable to Sponsor	$1,000	$1,000

Net cash provided by operating activities	$1,000	$1,000
Cash flow from financing activities:
Liquidation of shares	(1,000)	(1,000)

Net cash used in financing activities	(1,000)	(1,000)

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period(b)	$1,000	$1,000

	Direxion Daily Dollar Bull 3X Shares(a)	Direxion Daily Dollar Bear 3X Shares(a)
	Period from July 1, 2014 to December 29, 2014 (termination date)	Period from July 1, 2014 to December 29, 2014 (termination date)
Cash flow from operating activities:
Increase in payable to Sponsor	$1,000	$1,000

Net cash provided by operating activities	$1,000	$1,000
Cash flow from financing activities:
Liquidation of shares	(1,000)	(1,000)

Net cash used in financing activities	(1,000)	(1,000)

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period(b)	$1,000	$1,000

(a)	The Fund never commenced operations.
(b)	This amount is pending liquidation as of the date of this filing.

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows (Unaudited)

	Direxion Daily Euro Bull 3X Shares(a)	Direxion Daily Euro Bear 3X Shares(a)
	Period from July 1, 2014 to December 29, 2014 (termination date)	Period from July 1, 2014 to December 29, 2014 (termination date)
Cash flow from operating activities:
Increase in payable to Sponsor	$1,000	$1,000

Net cash provided by operating activities	$1,000	$1,000
Cash flow from financing activities:
Liquidation of shares	(1,000)	(1,000)

Net cash used in financing activities	(1,000)	(1,000)

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period(b)	$1,000	$1,000

	Direxion Daily Gold Bear 1X Shares(a)	Direxion Daily Silver Bear 1X Shares(a)
	Period from July 1, 2014 to December 29, 2014 (termination date)	Period from July 1, 2014 to December 29, 2014 (termination date)
Cash flow from operating activities:
Increase in payable to Sponsor	$1,000	$1,000

Net cash provided by operating activities	$1,000	$1,000
Cash flow from financing activities:
Liquidation of shares	(1,000)	(1,000)

Net cash used in financing activities	(1,000)	(1,000)

Net increase (decrease) in cash	—	—

Cash, beginning of period	1,000	1,000

Cash, end of period(b)	$1,000	$1,000

(a)	The Fund never commenced operations.
(b)	This amount is pending liquidation as of the date of this filing.

The accompanying notes are an integral part of these financial statements.

Direxion Shares ETF Trust II

Combined Statement of Cash Flows (Unaudited)

Nine months ended March 31, 2015(a)
Cash flow from operating activities:
Net loss	$(433,880)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease in deposit at broker for future contracts	796,682
Net sales of investments	4,347,348
Decrease in unrealized appreciation on futures contracts	335,499
Decrease in accrued expenses and other liabilities	(80,310)
Decrease in due from investment adviser, net	77,066
Decrease in unrealized depreciation on future contracts	(286,127)
Increase in payable to Sponsor	61,138
Decrease in interest receivable	36

Net cash provided by operating activities	5,251,332
Cash flow from financing activities:
Proceeds from addition of shares	—
Liquidation of shares	(4,827,452)

Net cash used in financing activities	(4,827,452)

Net decrease in cash	(10,000)

Cash, beginning of period	10,000

Cash, end of period	$—

(a)	Includes the cash flows for the nine months ended March 31, 2015 for the Direxion Daily Gold Bull 3X Shares, the cash flows for the period from July 1, 2014 to December 26, 2014, the liquidation date, for the Direxion Daily Gold Bear 3X Shares, and the cash flows for the period from July 1, 2014 to December 29, 2014, the termination date, for the remaining ten Funds.

The accompanying notes are an integral part of these financial statements.

Financial Highlights (Unaudited)

	Direxion Daily Gold Bull 3X Shares(8)
	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015
Net Asset Value, Beginning of Period	$27.27	$41.14
Net Investment Loss[1,2]	(0.18)	(0.64)
Net Realized and Unrealized Loss on Futures	(0.51)	(13.92)

Net Decrease in Net Asset Value Resulting from Operations	(0.69)	(14.56)

Net Asset Value, End of Period	$26.58	$26.58

Total Return at Net Asset Value[4]	(2.53)%	(35.39)%

Ratios to Average Net Assets:
Net Expenses[2,5,6]	2.48%	2.70%
Total Expenses[2,6]	11.40%	11.01%
Net Investment Loss after Expense Reimburesment[2,5,6]	(2.47)%	(2.69)%
Net Expenses[3,5,6]	2.25%	2.54%
Total Expenses[3,6]	11.17%	10.85%
Net Investment Loss after Expense Reimburesment[3,6]	(2.24)%	(2.53)%
Portfolio Turnover[7]	0%	0%

(1)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding throughout each period.
(2)	Including brokerage commissions of $0.02 and $0.04 per share respectively.
(3)	Excluding brokerage commissions.
(4)	Total return is calculated assuming and initial investment made at the net asset value at the beginning of the period and redemption on the last day of the period. Total return calculated for a period of less than one year is not annualized. Total return would have been lower if certain expenses had not been reimbursed/waived by the investment advisor.
(5)	Net expenses include effects of any reimbursement or recoupment.
(6)	For periods less than one year, these ratios are annualized.
(7)	Portfolio turnover rate is not annualized and does not include the effects of turnover of futures contracts.
(8)	The Fund commenced operations on April 10, 2014.

As of March 31, 2015, no other Fund had commenced operations. Effective December 26, 2014, the Direxion Daily Gold Bear 3X Shares ceased trading and subsequently began liquidation of its assets.

The accompanying notes are an integral part of these financial statements.

DIREXION SHARES ETF TRUST II

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

1. ORGANIZATION

Direxion Shares ETF Trust II (the “Trust”) was organized as a Delaware statutory trust on July 12, 2010. A registration statement on Form S-1 pertaining to the shares of the Trust was filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 and became effective on December 23, 2013. The Trust organized as twelve separate series (each a “Fund” and collectively, the “Funds”): Direxion Daily Gold Bull 3X Shares, Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares. Each series of the Trust listed above issues common units of beneficial interest, which represent units of fractional undivided beneficial interest in and ownership of that respective Fund (“Shares”). On April 10, 2014, the Direxion Daily Gold Bull 3X Shares and the Direxion Daily Gold Bear 3X Shares commenced operations and were listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Trust filed an amendment to the registration statement on Form S-1 that became effective on December 29, 2014 to remove from registration all of the securities of the following eleven series: Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares (“Terminated Series”). No sales of common units of beneficial interest of any Terminated Series, expect for the Direxion Daily Gold Bear 3X Shares, were made to the public at any time. On December 26, 2014, the Direxion Daily Gold Bear 3X Shares ceased trading and began the process of liquidating its net assets. On April 28, 2015, the Direxion Daily Gold Bear 3X Shares fully liquidated its assets. The remaining ten Terminated Series were never operational. Direxion Asset Management, LLC (the “Sponsor”) had subscribed for 25 Shares of each of these Funds in exchange for a capital contribution of $1,000 to each Fund.

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

The Direxion Daily Gold Bull 3X Shares seeks to provide daily leveraged investment results (before fees and expenses) that correlate positively to three times (300%) the return of its target benchmark: the daily performance of COMEX gold futures. The Direxion Daily Gold Bull 3X Shares intends to obtain exposure to its benchmark by taking long position in COMEX gold futures contracts. In the event position accountability rules or position limits are reached with respect to the futures contracts, the Sponsor may, in its commercially reasonable judgment, cause the effected Fund to obtain exposure to its benchmark through cash-settled, exchange-traded swaps and other over-the-counter transactions that are based on the price of the futures contracts (“Financial Instruments”), if such instruments tend to exhibit trading prices or returns that correlate with the related futures contract and will further the investment objective of such Fund.

2. SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of their financial statements. These policies are in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

b) Investment Valuation

The Net Asset Value (“NAV”) per share of a Fund will be determined daily, as of the close of regular trading on the NYSE Arca (normally at 4:00 p.m. Eastern time), each day the NYSE Arca is open for business (“Valuation Time”). Futures contracts will be valued at the settlement price established on the exchange on which they are traded, if that settlement price reflects trading prior to the Valuation Time. If the settlement price established by the exchange reflects trading after the Valuation Time, then the last sales price prior to Valuation Time will be used. Money market instruments are valued at the reported net asset value.

c) Futures Contracts

A Fund will enter into futures contracts to gain exposure to changes in the values of a commodity, an underlying index or a foreign currency. Upon entering into a contract, the Fund will deposit and maintain as collateral such initial margin as required by the exchange on which the transaction is effected. Pursuant to the contract, a Fund agrees to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the contract. Such receipts or payments are known as “variation margin” and will be recorded by the Fund as unrealized gains and losses. When the contract is closed, the Fund will record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Due to timing differences as to when these gains or losses are recorded as opposed to when such gains or losses are received from or paid to the broker, an amount on the Statement of Financial Condition referred to as “Due from/to broker for futures” may be presented. As collateral for futures contracts, a Fund will maintain assets consisting of cash and cash equivalents (highly liquid investments with original maturities of less than three months). This collateral will be adjusted daily to reflect the market value of the purchase obligation for long futures contracts or the market value of the instrument underlying the contract, but not less than the market price at which the futures contract was established, for short futures contracts.

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

d) Guarantees and Indemnifications

In the ordinary course of business, the Fund enters into contracts that contain a variety of indemnification provisions pursuant to which the Fund agrees to indemnify third parties upon the occurrence of specified events. The Fund’s maximum exposure relating to these indemnification agreements is unknown. However, the Fund has not had prior claims or losses in connection with these provisions and believe the risk of loss is remote.

e) Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities during the reporting period of the financial statements. Actual results could differ from those estimates.

f) Federal Income Taxes

The Fund is classified as partnerships for United States federal income tax purposes. Accordingly, the Fund does not incur United States federal income taxes. No provisions for federal income taxes have been made in the accompanying financial statements, as investors are individually responsible for their own income taxes, if any, on their allocable share of a Fund’s income, gain, loss, deductions and other items. Each Fund will furnish shareholders every year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of income, gain, loss and deduction of a Fund.

3. OFFERING OF SHARES

Each Fund will continuously offer and redeem in blocks of 50,000 Shares (“Creation Units”). Only an authorized participant, an entity that has entered into an Authorized Participant Agreement with one or more of the Funds (“Authorized Participant”), may purchase and redeem Shares of the Fund and then only in Creation Units. Shares of the Fund are offered to Authorized Participants in Creation Units at the Fund’s respective net asset value per Share (“NAV”). Authorized Participants may then offer to the public, from time to time, Shares from any Creation

Unit they create at a per share market price that varies depending on, among other factors, the trading price of the Share of the Fund on the NYSE Arca, the NAV and the supply of and demand for the Shares at the time of the offer. Shares from the same Creation Unit may be offered at different times and may have different offering prices based on the above factors. Authorized Participants will not receive from the Fund, Sponsor, or any of their affiliates, any fee or other compensation with their sale of Shares to the public. The difference between the price paid by the Authorized Participant for a Share and the price paid to such Authorized Participant by an investor purchasing such Share may be deemed underwriting compensation.

Transaction fees payable to the Trust are imposed to compensate the Trust for the transfer and other transaction costs of the Fund associated with the issuance and redemption of Creation Units. There is a fixed and a variable component to the total transaction fee. A fixed transaction fee is applicable to each creation or redemption transaction, regardless of the number of creation units purchased or redeemed. In addition, a variable transaction fee equal to a percentage of the value of each creation unit purchased or redeemed is applicable to each creation or redemption transaction.

Effective December 29, 2014, the Trust terminated the offering of Shares of each Fund with the exception of the Direxion Daily Gold Bull 3X Shares of these eleven terminated Funds, only Shares of the Direxion Daily Gold Bear 3X Shares were made to the public at any time.

4. FEES AND EXPENSES

a) Organization and Offering Expenses

Expenses incurred in connection with organizing the Funds and the offering of the Shares upon commencement of its trading operations were paid by Rafferty Asset Management, LLC, the parent and sole owner of the Sponsor. Expenses incurred in connection with the continuous offering of Shares of the Funds after the commencement of its trading operations are paid by the Funds.

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

d) The Administrator

The Sponsor and the Trust, for itself and on behalf of each Fund, has appointed U.S. Bancorp Fund Services LLC (“USBFS”) as the administrator of the Fund, Sponsor, and the Trust on its own behalf and on behalf of each Fund. Under the supervision and direction of the Sponsor and the Trust, USBFS will prepare and file certain regulatory filings on behalf of the Funds. USBFS may also perform other services for the Funds as mutually agreed upon by the Sponsor, the Trust and USBFS from time to time. USBFS will also serve as the fund accountant and transfer agent of the Funds.

e) The Custodian

U.S. Bank N.A. (“U.S. Bank”) serves as custodian of the Fund, and the Trust, on its own behalf and on behalf of each Fund. U.S. Bank will be responsible for the holding and safekeeping of assets delivered to it by the Fund, and performing various administrative duties in accordance with instructions delivered to U.S. Bank by the Fund.

f) The Distributor

Foreside Fund Services, LLC (“Foreside”), serves as distributor of the Shares and will assist the Sponsor and the Administrator with certain functions and duties relating to distribution and marketing, including reviewing and approving marketing materials. Foreside will retain all marketing materials separately for each Fund. The Sponsor, on behalf of each Fund, will enter into a Distribution Services Agreement with Foreside.

g) Brokerage Commissions and Fees

Each Fund will pay to Jefferies Bache Commodities, LLC, which will serve as each Fund’s Futures Commission Merchant (“FCM” or “the Commodity Broker”), all brokerage commissions, including applicable exchange fees, National Futures Association fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for each Fund’s investment in CFTC regulated investments. The Fund will bear other transaction costs including the effects of trading spreads and financing costs associated with the use of financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities. The Fund intends for their Shares to be offered in highly liquid markets and therefore expect costs relating to trading spreads will be low.

h) Routine Operational, Administrative and Other Ordinary Expenses

The Fund is responsible for paying all of the routine operational, administrative and other ordinary expenses, including, but not limited to, fees and expenses of the administrator, custodian, transfer agent, fund accountant, audit, tax preparation, license fees, legal fees, ongoing SEC registration fees related to future required filings, filing fees, individual K-1 preparation and mailing fees, report preparation and mailing and expected expenses incurred in connection with the continuous offering of Shares of each Fund. The Sponsor may choose to waive a portion of these fees at their discretion. For the quarter ended March 31, 2015, the Sponsor waived $64,860 of fees in the Direxion Daily Gold Bull 3X Shares.

i) Non-Recurring Fees and Expenses

Each Fund will pay all of its non-recurring and extraordinary fees and expenses, if any, as determined by the Sponsor. Non-recurring and extraordinary fees and expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of a Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

5. FAIR VALUE MEASUREMENTS

The Funds follow authoritative fair value accounting standards, which establish an authoritative definition of fair value and set out a hierarchy for measuring fair value. These standards require additional disclosures about the various inputs and valuation techniques used to develop the measurements of fair value and a discussion in changes of valuation techniques and related inputs during the period. These inputs are summarized in the three broad levels below:

•	Level 1 – Quoted prices in active markets for identical securities

•	Level 2 – Evaluated price based on other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.)

•	Level 3 – Significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not an indication of the credit risk associated with investing in those securities.

The follow is a summary of the inputs used to value the Funds’ investments as of March 31, 2015 and June 30, 2014:

Direxion Daily Gold Bull 3X Shares

	March 31, 2015	June 30, 2014
Short-Term Investments (Level 1)	$2,443,157	$3,482,297
Other Financial Instruments* (Level 1)	(83,051)	335,499

Direxion Daily Gold Bear 3X Shares

June 30, 2014
Short-Term Investments (Level 1)	$3,308,208
Other Financial Instruments* (Level 1)	(369,178)

The Direxion Daily Gold Bear 3X Shares ceased trading and began liquidating its assets on December 26, 2014.

For further detail on each asset class, see Schedule of Investments.

There were no Level 2 or Level 3 securities as of March 31, 2015 or June 30, 2014.

*	Other financial instruments are futures contracts not reflected in the Schedule of Investments. Futures contracts are valued at the unrealized appreciation (depreciation) on the instrument.

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

The Funds use futures contracts as part of their principal investment strategy to achieve their investment objective. For additional discussion on the risks associated with futures contracts refer to Note 2. As of March 31, 2015, the Direxion Daily Gold Bull 3X Shares was invested in futures contracts.

At March 31, 2015 and June 30, 2014, the fair value of derivatives instruments, by primary risk, were as follows:

Asset derivatives1

	Commodity risk
	March 31, 2015	June 30, 2014
Direxion Daily Gold Bull 3X Shares
Futures contracts*	$—	$335,499

Liability derivatives2

	Commodity risk
	March 31, 2015	June 30, 2014
Direxion Daily Gold Bull 3X Shares
Futures contracts*	$83,051	$—

Direxion Daily Gold Bear 3X Shares[3]
Futures contracts*	N/A	$369,178

[1]	Statement of Financial Condition location: Variation margin receivable.
[2]	Statement of Financial Condition location: Variation margin payable.
[3]	The Direxion Daily Gold Bear 3X Shares ceased trading and began liquidating its assets on December 26, 2014.
*	Cumulative appreciation (depreciation) of futures contracts as reported in the Schedule of Investments. Only current day’s variation margin, if any, is reported within the Statement of Financial Condition.

Transactions in derivative instruments during the quarter ended March 31, 2015, by primary risk, were as follows:

		Direxion Daily Gold Bull 3X Shares
Commodity Risk	Net Realized gain (loss)[1]
	Futures contracts	$(93,628)
	Change in net unrealized appreciation (depreciation)[2]
	Futures contracts	41,940

[1]	Statement of Income and Expenses location: Net realized gain (loss) on futures.
[2]	Statement of Income and Expense location: Change in net unrealized appreciation (depreciation) on futures.

For the quarter ended March 31, 2015, the average volume of the derivatives held by the Funds were as follows:

	Quarterly Average Gross Notional Amount
	Long Futures Contracts	Short Futures Contracts
Direxion Daily Gold Bull 3X Shares	$9,559,500	$—

For the period ended June 30, 2014, the average volume of the derivatives held by the Funds were as follows:

	Quarterly Average Gross Notional Amount
	Long Futures Contracts	Short Futures Contracts
Direxion Daily Gold Bull 3X Shares[1]	$5,993,974	$—
Direxion Daily Gold Bear 3X Shares[1]	—	5,422,651

[1]	Commenced operations April 10, 2014.

7. OFFSETTING ASSETS AND LIABILITIES

The Funds may enter into master netting agreements or similar arrangements that allow for amounts owed between a Fund and the counterparty to be netted upon an early termination. However, a Fund does not offset the fair value amounts of the futures contract and the related collateral on the Statement of Financial Condition arising from futures contracts executed with the same counterparty under such master netting agreements or similar arrangement. The following table presents assets and liabilities available for offset represented in the Statement of Financial Condition to show the potential effect of master netting agreements or similar arrangements on a Fund’s financial condition as of March 31, 2015:

Liabilities:

Description: Futures Contract

				Gross Amounts not offset in the Statement of Financial Condition
Fund Name	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged (Received)	Net Amount
Direxion Daily Gold Bull 3X Shares	$83,051	$—	$83,051	$—	$83,051	$—

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

8. RISKS

Below are some of the principal risks of investing in the Fund. Please refer to the Fund’s prospectus for a full discussion.

Intra-Day Investment Risk: The Fund seeks daily investment results, which should not be equated with seeking an investment goal for shorter than a day. Thus, an investor who purchases Fund shares after the close of the markets on one trading day and before the close of the markets on the next trading day will likely have more, or less, than the target investment exposure to the benchmark, depending upon the movement of the benchmark from the end of one trading day until the time of purchase. If the benchmark moves in a direction favorable to the Fund, the Fund’s net assets will rise by the same amount as the Fund’s exposure. Conversely, if the benchmark moves in a direction adverse to the Fund, the Fund’s net assets will decline by the same amount as the Fund’s exposure. Since each Fund starts each trading day with exposure to the benchmark equal to its target (i.e. 300% or -300%, as applicable), a change in both exposure and the net assets of a Fund by the same amount results in a change in the comparative relationship of the two.

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

Counterparty Risk: The Fund may invest in financial instruments involving counterparties for the purpose of attempting to gain exposure to a particular commodity or currency. The Fund will use counterparty agreements to exchange the returns (or differentials in rates of return) earned or realized in particular predetermined investments or instruments. The Fund will not enter into any agreement involving a counterparty unless the Sponsor believes that the other party to the transaction is creditworthy. The use of swap agreements involves risks that are different from those associated with ordinary futures transactions. For example, the Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. In addition, the Fund may enter into swap agreements with a limited number of counterparties, which may increase the Fund’s exposure to counterparty credit risk. Swap agreements and other counterparty instruments also may be considered to be illiquid. Further, there is a risk that no suitable counterparties will be willing to enter into, or continue to enter into, transactions with the Fund and, as a result, the Fund may not be able to achieve their investment objectives.

Leverage Risk: The Fund use leveraged investment techniques in seeking to achieve their respective investment objectives. Leverage should cause the Fund to lose more money in market environments adverse to its daily investment objectives than a Fund that does not employ leverage, which could result in the total loss of an investor’s investment.

Commodity Risk: An investment in the Fund is subject to risks associated with its applicable benchmark commodity. Changes in the commodity markets due to new commodity-linked instruments being available, large purchases or sales of commodities by world governments, supply and demand for a commodity or other market or political factors may affect the price of a commodity. Such price movement may, in turn, negatively affect the performance of a commodity fund.

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

10. SUBSEQUENT EVENTS

The Trust has adopted authoritative standards for accounting for and disclosure of events that occur after the statement of financial condition date but before the statement of financial condition are issued or are available to be issued. These standards require the Trust recognize in the statement of financial condition the effects of all recognized subsequent events that provide additional evidence about conditions that existed at the date of the statement of financial condition. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, the Trust is required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. The Trust has evaluated events for potential disclosure through the date the financial statements were issued. This evaluation did not result in any subsequent events that required disclosure.

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

Introduction

1. ORGANIZATION

Direxion Shares ETF Trust II (the “Trust”) was organized as a Delaware statutory trust on July 12, 2010. A registration statement on Form S-1 pertaining to the shares of the Trust was filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 and became effective on December 23, 2013. The Trust organized as twelve separate series (each a “Fund” and collectively, the “Funds”): Direxion Daily Gold Bull 3X Shares, Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares. Each series of the Trust listed above issues common units of beneficial interest, which represent units of fractional undivided beneficial interest in and ownership of that respective Fund (“Shares”). On April 10, 2014, the Direxion Daily Gold Bull 3X Shares and the Direxion Daily Gold Bear 3X Shares commenced operations and were listed on the New York Stock Exchange Archipelago (“NYSE Arca”). The Trust filed an amendment to the registration statement on Form S-1 that became effective on December 29, 2014 to remove from registration all of the securities of the following eleven series: Direxion Daily Gold Bear 3X Shares, Direxion Daily Silver Bull 3X Shares, Direxion Daily Silver Bear 3X Shares, Direxion Daily Japanese Yen Bull 3X Shares, Direxion Daily Japanese Yen Bear 3X Shares, Direxion Daily Dollar Bull 3X Shares, Direxion Daily Dollar Bear 3X Shares, Direxion Daily Euro Bull 3X Shares, Direxion Daily Euro Bear 3X Shares, Direxion Daily Gold Bear 1X Shares and Direxion Daily Silver Bear 1X Shares (“Terminated Series”). No sales of common units of beneficial interest of any Terminated Series, expect for the Direxion Daily Gold Bear 3X Shares, were made to the public at any time. On December 26, 2014, the Direxion Daily Gold Bear 3X Shares ceased trading and began the process of liquidating its net assets. The remaining ten Terminated Series were never operational and began the process of liquidating their assets. Direxion Asset Management, LLC (the “Sponsor”) had subscribed for 25 Shares of each of these Funds in exchange for a capital contribution of $1,000 to each Fund.

The Sponsor serves as the Trust’s commodity pool operator with the U.S. Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). In its capacity as a commodity pool operator, the Sponsor is an organization which operates or solicits funds for commodity pools, in which funds contributed by a number of persons are combined for the purpose of trading futures contracts. Rafferty Asset Management, LLC is the parent and the sole owner of the Sponsor. The Trust and each series of the Trust have fiscal years ending on June 30.

The Direxion Daily Gold Bull 3X Shares seeks to provide daily leveraged investment results (before fees and expenses) that correlate positively to three times (300%) the return of its target benchmark: the daily performance of COMEX gold futures. The Direxion

Daily Gold Bull 3X Shares intends to obtain exposure to its benchmark by taking long position in COMEX gold futures contracts. In the event position accountability rules or position limits are reached with respect to the futures contracts, the Sponsor may, in its commercially reasonable judgment, cause the effected Fund to obtain exposure to its benchmark through cash-settled, exchange-traded swaps and other over-the-counter transactions that are based on the price of the futures contracts (“Financial Instruments”), if such instruments tend to exhibit trading prices or returns that correlate with the related futures contract and will further the investment objective of such Fund.

A Fund seeks investment results for a single day only, not for longer periods. A “single day” is measured from the time a Fund calculates its respective net asset value per Share to the time of the Fund’s next NAV calculation. This is different from most exchange-traded funds and means that the return of such Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from -3 times or 3 times of the return of the index to which such Fund is benchmarked for that period. In periods of higher market volatility, the volatility of the benchmark may be at least as important to a Fund’s return for the period as the return of the benchmark. These Funds are riskier than similarly benchmarked exchange-traded funds that are not leveraged or inversed. Accordingly, these Funds may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged, inverse or inverse leveraged investment results. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.

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

Liquidity and Capital Resources

A significant portion of the NAV of each Fund is likely to be held in cash and/or U.S. Treasury Securities or other high credit quality short-term fixed-income or similar securities as described above. A portion of these investments may be posted as collateral in connection with swap agreements and/or used as margin for each Fund’s trading in futures. Margin requirements in respect of swap agreements are the subject of pending rule proposals issued by the CFTC and the U.S. bank regulators. It is possible that increased margin will apply to swap agreements upon adoption of the new requirements by these regulators. The percentage that U.S. Treasury bills and other short-term fixed-income securities will bear to the total net assets of each Fund will vary from period to period as the market values of the underlying swaps, futures contracts and forward contracts change. During the quarter ended March 31, 2015, each of the Funds earned interest income as follows:

Interest Income Quarter Ended March 31, 2015
Direxion Daily Gold Bull 3X Shares	$67

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2015 and June 30, 2014, the Funds have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Fund’s financial position.

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

Results of Operations for the Quarter and Nine Months Ended March 31, 2015

Fund Performance

The following table provides summary performance information for the quarter ended March 31, 2015:

Direxion Daily Gold Bull 3X Shares
Net assets beginning of quarter	$2,728,108
Net assets end of quarter	$2,658,424
Shares outstanding beginning of quarter	100,025
Shares outstanding end of quarter	100,025
Shares created	—
Shares redeemed	—
Shares liquidated	—
Per share NAV beginning of quarter	$27.27
Per share NAV end of quarter	$26.58

The following table provides summary performance information for the nine months ended March 31, 2015:

	Direxion Daily Gold Bull 3X Shares	Direxion Daily Gold Bear 3X Shares[1]
Net assets beginning of period	$4,114,692	$3,733,926
Net assets end of period	$2,658,424	$—
Shares outstanding beginning of period	100,025	100,025
Shares outstanding end of period	100,025	—
Shares created	—	—
Shares redeemed	—	—
Shares liquidated	—	(100,025)
Per share NAV beginning of period	$41.14	$37.33
Per share NAV end of period	$26.58	$—

1.	Represents the period from July 1, 2014 to December 26, 2014 (liquidation date).

Direxion Daily Gold Bull 3X Shares

During the quarter and nine months ended March 31, 2015, the decrease in the Fund’s NAV resulted from the cumulative effect of the Fund seeking daily investment results (before fees and expenses) that correspond to 300% of the daily performance of the Gold Benchmark Future Contract. Specifically, the benchmark for the Gold Funds is the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month for 100 troy ounces of gold, specified by the CME to be of a grade and quality that shall assay to a minimum of 995 fineness, as measured in U.S. Dollars and cents per troy ounce with a minimum fluctuation of $0.10 per troy ounce. For the quarter and nine months ended March 31, 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

The Fund’s per Share NAV decrease of -2.53% for the quarter ended March 31, 2015, was primarily due to depreciation in the value of the assets of the Fund during the quarter. During the quarter ended March 31, 2015, the Fund’s per Share NAV reached its high for the quarter on January 22, 2015 at $36.29 per Share and reached its low for the quarter on March 17, 2015 at $24.33 per Share. During the quarter ended March 31, 2015, the Gold Bull 3X Fund returned -2.53% while the benchmark’s return increased 0.12%. This is a result of the Gold Bull 3X Fund attempt to provide daily leveraged investment results (before fees and expenses) that correlate to three times (300%) of the daily return of its target benchmark.

The Fund’s per Share NAV decrease of -35.39% for the nine months ended March 31, 2015, was primarily due to depreciation in the value of the assets of the Fund during the quarter. During the nine months ended March 31, 2015, the Fund’s per Share NAV reached its high for the period on July 11, 2014 at $41.90 per Share and reached its low for the quarter on March 17, 2015 at $24.33 per Share. During the six months ended March 31, 2015, the Gold Bull 3X Fund returned -35.39% while the benchmark’s return decreased 10.98%. This is a result of the Gold Bull 3X Fund attempt to provide daily leveraged investment results (before fees and expenses) that correlate to three times (300%) of the daily return of its target benchmark.

Direxion Daily Gold Bear 3X Shares

The Direxion Daily Gold Bear 3X Shares commenced liquidation procedures on December 26, 2014. Prior to the Fund’s liquidation, the Fund sought daily investment results (before fees and expenses) that correspond to -300% of the daily performance of the Gold Benchmark Future Contract. Specifically, the benchmark for the Gold Funds is the daily last sale price value occurring on or before 4:00 p.m. E.T. of a standard futures contract for the current active month for 100 troy ounces of gold, specified by the CME to be of a grade and quality that shall assay to a minimum of 995 fineness, as measured in U.S. Dollars and cents per troy ounce with a minimum fluctuation of $0.10 per troy ounce. For the nine months ended March 31, 2015, the Fund’s daily performance had a statistical correlation over 0.99 to 3x of the inverse of the daily performance of its benchmark.

Net Income/Loss

The following table provides summary income information for the quarter ended March 31, 2015:

Direxion Daily Gold Bull 3X Shares
Net investment loss	$(17,996)
Investment advisory fee	6,913
Net realized gain (loss)	(93,628)
Change in net unrealized appreciation (depreciation)	41,940
Net income (loss)	(69,684)

The following table provides summary income information for the nine months ended March 31, 2015:

	Direxion Daily Gold Bull 3X Shares	Direxion Daily Gold Bear 3X Shares[1]
Net investment loss	$(64,440)	$(49,523)
Investment advisory fee	22,714	21,252
Net realized gain (loss)	(973,278)	702,733
Change in net unrealized appreciation (depreciation)	(418,550)	369,178
Net income (loss)	(1,456,268)	1,022,388

1.	Represents the period from July 1, 2014 to December 26, 2014 (liquidation date).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

For the quarter ended March 31, 2015 other than the Direxion Daily Gold Bull 3X Shares and Direxion Daily Gold Bear 3X Shares no other Funds had commenced operations. Effective December 26, 2014, the Direxion Daily Gold Bear 3X Shares liquidated its assets.

Commodity Price Sensitivity

The Direxion Daily Gold Bull 3X Shares are exposed to commodity price risk through its holdings of Financial Instruments. The following table provides information about each Fund which were sensitive to commodity price risk. As of March 31, 2015, the Fund’s positions were as follows:

Futures Positions as of March 31, 2015

Direxion Gold Bull 3X Fund

Contract	Long or Short	Expiration	Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Gold Futures (COMEX)	Long	June 2015	63	$1,184.10	100	$7,537,035
Mini Gold Futures (ICE)	Long	June 2015	9	$1,184.00	50	$538,916

Gold Bull 3X Fund

The March 31, 2015 long futures notional values are calculated by multiplying the number of contracts held times the valuation price times the contract multiplier. The long notional values will increase (decrease) proportionally with increases (decreases) in the price of the futures contract, as applicable. Additional gains (losses) associated with these contracts will be equal to any such subsequent increase (decreases) in notional values, before accounting for spreads or transaction or financing costs. The Fund will generally attempt to adjust its positions in Financial Instruments each day to have $3.00 of long exposure to the Index for every $1.00 of net assets. While the above information properly represents the then current commodity price risk and is adequate for estimating the following day’s gains or losses, estimates of future values over longer periods should take the Fund’s daily rebalancing efforts into account. Future period returns, before fees and expenses, cannot be estimated simply by estimating the return of the Index and multiplying by three.

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

The duly appointed officers of the Trust, including its principal executive officer and principal financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust and Funds have evaluated the effectiveness of the Trust’s and each Fund’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust and the Fund were effective as of March 31, 2015 covered by this quarterly report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed in the reports under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s or the Funds’ internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

DIREXION SHARES ETF TRUST II

/s/ Daniel D. O’Neill
By:	Daniel D. O’Neill
Principal Executive Officer

Date:	May 15, 2015

/s/ Patrick J. Rudnick
By:	Patrick J. Rudnick
Principal Financial Officer

Date:	May 15, 2015